Form 10-Q
period 2007-06-30
ARTES MEDICAL INC
filed 2007-08-10
CIK 1351197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-33205
ARTES MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0870808 (I.R.S. Employer Identification No.)
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
Yes   ☐     No   ☑
     As of June 30, 2007, there were 16,475,929 shares of the registrant’s common stock outstanding.

ARTES MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Artes Medical, Inc.
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$30,964	$46,258
Accounts receivable (net of allowance for doubtful accounts and sales returns of $231 and $0 at June 30, 2007 and December 31, 2006, respectively)	642	—
Inventory, net	6,419	4,761
Prepaid expenses and other assets	877	406

Total current assets	38,902	51,425
Property and equipment, net	5,113	5,271
Intellectual property, net	2,981	3,578
Deposits and other assets	346	339

Total assets	$47,342	$60,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,279	$2,981
Accrued compensation and benefits	1,926	2,694
Revolving credit line	5,000	5,000
Term note payable, current portion	1,250	1,250
Capital lease obligations, current portion	43	45
Deferred rent, current portion	74	49

Total current liabilities	10,572	12,019
Term note payable (net of discount of $290 and $305 at June 30, 2007 and December 31, 2006, respectively)	2,731	3,341
Capital lease obligations, less current portion	2	21
Deferred rent, less current portion	630	678
Deferred tax liability	1,273	1,368
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value 200,000,000 shares authorized at June 30, 2007 and December 31, 2006; 16,475,929 and 16,361,246 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	16	16
Additional paid-in capital	124,785	122,572
Accumulated deficit	(92,667)	(79,402)

Total stockholders’ equity	32,134	43,186

Total liabilities and stockholders’ equity	$47,342	$60,613

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Product sales	$2,055	$—	$3,497	$—
License revenues	732	390	732	390

Total revenues	2,787	390	4,229	390

Cost of product sales	2,159	—	3,879	—

Gross profit	628	390	350	390
Operating expenses:
Research and development	1,136	1,530	2,168	4,479
Selling, general and administrative	6,327	4,868	11,897	8,062

Total operating expenses	7,463	6,398	14,065	12,541

Loss from operations	(6,835)	(6,008)	(13,715)	(12,151)
Interest income	394	233	871	302
Interest expense	(263)	(457)	(531)	(2,387)
Other income (expense), net	(3)	(12)	10	(31)

Net loss before benefit for income taxes	(6,707)	(6,244)	(13,365)	(14,267)
Benefit for income taxes	51	58	100	100

Net loss	$(6,656)	$(6,186)	$(13,265)	$(14,167)

Historical net loss per share:
Basic and diluted	$(0.40)	$(4.59)	$(0.81)	$(10.71)

Weighted average shares — basic and diluted	16,459,103	1,347,993	16,411,789	1,322,884

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating activities
Net loss	$(13,265)	$(14,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,309	1,153
Provision for obsolete inventory	1,079	197
Provision for doubtful accounts	31	—
Provision for sales returns	200	—
Benefit for income taxes	(95)	(95)
Non-cash interest expense associated with issuance of warrants and convertible notes	15	2,328
Warrant modification expense	—	822
Stock-based compensation	1,758	1,068
Issuance of common stock for services	—	90
Issuance of common stock for intellectual property	—	49
Loss on disposal of property and equipment	—	32
Deferred rent	(23)	22
Changes in operating assets and liabilities:
Inventory	(2,737)	(1,728)
Accounts receivable	(873)	—
Prepaid expenses and other assets	(478)	188
Accounts payable and accrued liabilities	(700)	(1,699)
Accrued compensation and benefits	(767)	684

Net cash used in operating activities	(14,546)	(11,056)
Investing activities
Purchases of property and equipment	(554)	(1,173)
Deposits and other assets	—	(1,648)

Net cash used in investing activities	(554)	(2,821)
Financing activities
Payments on capital lease obligations	(22)	(30)
Payments on term note payable	(625)	—
Payments on convertible notes payable	—	(6,476)
Proceeds from issuance of preferred stock, net	—	31,816
Proceeds from issuance of common stock	(14)	—
Proceeds from exercise of stock options and warrants	467	400

Net cash (used in) provided by financing activities	(194)	25,710

Net (decrease) increase in cash and cash equivalents	(15,294)	11,833
Cash and cash equivalents at beginning of period	46,258	6,930

Cash and cash equivalents at end of period	$30,964	$18,763

Noncash financing activities
Issuance of subscribed preferred stock	$—	$6,900

Issuance of warrants and common stock in connection with intellectual property acquisition	$—	$49

Supplemental activities
Cash paid for income taxes	$1	$6

Cash paid for interest	$516	$60

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Artes Medical, Inc. (the “Company”), formerly known as Artes Medical USA, Inc., was incorporated in Delaware on August 24, 1999, and is focused on the development, manufacture and commercialization of a new category of injectable aesthetic products for the dermatology and plastic surgery markets. The Company’s initial product, ArteFill ®, is a non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds. The Company received FDA approval to market ArteFill on October 27, 2006, and commenced commercial shipment of ArteFill during the first quarter of 2007.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and Artes Medical Germany GmbH (formerly Mediplant GmbH Biomaterials & Medical Devices) since its acquisition effective January 1, 2004. All intercompany accounts have been eliminated in consolidation.
     On June 11, 2007, the Company announced the formation of a new wholly-owned subsidiary named Spheris Medical, Inc. to develop and commercialize new and innovative therapeutic medical applications of its proprietary microsphere tissue bulking technology through collaborative agreements with third parties. As of June 30, 2007, there were no tangible assets or accounting transactions involving Spheris Medical, Inc.
Initial Public Offering and Conversion of Preferred Stock
     On December 26, 2006, the Company closed its initial public offering. Immediately prior to the closing of the Company’s initial public offering, all outstanding shares of the Company’s preferred stock were converted into shares of common stock and certain outstanding warrants to purchase shares of common stock were exercised. The impact of the Company’s initial public offering on its common stock outstanding is as follows at December 31, 2006:

Capitalization summary upon closing of initial public offering:
Common stock issued and outstanding prior to initial public offering	1,427,400
Initial public offering sale of common stock	5,290,000
Conversion of preferred stock upon initial public offering into common stock	9,367,512
Cash exercise of warrants to purchase common stock upon initial public offering	276,334

16,361,246

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. The Company adopted this statement as of January 1, 2007.

     As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings at January 1, 2007 as the Company had no unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. At June 30, 2007, the Company had no unrecognized tax benefits. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of adopting SFAS No. 157.
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating whether SFAS No. 159 will have a material effect on its consolidated financial statements.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In management’s opinion, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Artes Medical, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ended December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
     The following table shows the historical outstanding anti-dilutive securities that have not been included in the diluted net loss per share calculation:

	June 30.
	2007	2006
	(unaudited)

Convertible preferred stock	—	9,368,205
Warrants to purchase preferred and common stock	2,427,844	3,343,848
Options to purchase common stock	3,107,939	2,005,176

	5,535,783	14,717,229

4. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.
     Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments are reported net of their related tax effect, to arrive at comprehensive income (loss). There are no differences between the Company’s net losses as recorded and its comprehensive losses for the periods ended June 30, 2007 and 2006.
5. Balance Sheet Details
Inventory
     Inventory consists of raw materials used in the manufacture of ArteFill. Inventory is carried at the lower of cost or market. Cost is determined using the average-cost method with provisions made for obsolete or slow moving goods.
     Inventory consisted of the following at (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)

Raw materials	$773	$727
Work in process	2,384	1,619
Unpackaged finished goods	2,286	3,169
Finished Goods	1,996	—

	7,439	5,515
Less: reserve for obsolete inventory	(1,020)	(754)

Total	$6,419	$4,761

6. Stock-based Compensation
     For purposes of calculating stock-based compensation under SFAS No. 123(R), the Company estimates the fair value of stock options using a Black-Scholes option-pricing model which is consistent with the model used for pro forma disclosures under SFAS No. 123 prior to the adoption of SFAS No. 123(R). The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. In accordance with SFAS No. 123(R) share-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Prior to the adoption of SFAS No. 123(R), the Company used the minimum value method for valuing stock options granted to employees and directors. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     The assumptions used to estimate the fair value of stock options granted to employees and directors during the three and six months ended June 30, 2007 and 2006 are as follows:

	Three and Six Months
	Ended
	June 30,
	2007	2006

Volatility	48%	60%
Expected term (years)	6.0	6.0
Risk free interest rate	4.75%	4.55%
Expected dividend yield	0%	0%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin (SAB) No. 107 (SAB No. 107).
     This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.
     The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2007 was $7.44 and $8.46 per share, respectively.
     During the three and six months ended June 30, 2007, the Company recorded approximately $695,000 and $1,370,000, respectively, of stock compensation expense under SFAS No. 123(R).
     Total unrecognized stock-based compensation costs related to non-vested stock options at June 30, 2007 was approximately $10,893,000. This unrecognized cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.46 years.
     Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the stock options vest and are recognized as expense over the related service period. During the three and six months ended June 30, 2007, the Company recognized $72,000 and $90,000, respectively, for stock options and warrants issued to non-employees.
Deferred Stock-Based Compensation
     No employee related stock-based compensation expense was reflected in the Company’s reported net loss in any period prior to 2004, as all stock options granted to employees had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. Stock-based compensation was recognized in 2004 for warrants granted to a member of the Board of Directors as the exercise price of the warrants was less than the estimated fair value of the underlying common stock on the date of grant.
     On September 13, 2005, the Company commenced the initial public offering process, and based on discussions with its investment bankers, reassessed the fair value of its common stock going back to July 1, 2004. The Company’s management, all of whom qualify as related parties, determined that the stock options granted from July 1, 2004 forward were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. The Company completed the reassessment of its fair value without the use of an unrelated valuation specialist and started with the proposed valuation from its investment bankers, considering a number of accomplishments in 2004 and 2005 that would impact its valuation, including achievement of key clinical milestones, hiring executive officers, and the increased possibility of completing an initial public offering. Accordingly, deferred stock-based compensation of $740,000 was recorded within Stockholders’ Equity during 2004 which represented the difference between the weighted-average exercise price of $4.25 and the weighted-average fair value of $6.38 on stock options to purchase 324,705 shares of common stock granted to employees during 2004. Deferred stock-based compensation of $2,383,000, net of forfeitures, was recorded within Stockholders’ Equity during 2005 which represented the difference between the weighted-average exercise price of $5.31 and the weighted-average fair value of $9.18 on stock options to purchase 620,000 shares of common stock granted to employees during 2005.
     The Company is amortizing deferred stock-based compensation on a straight-line basis over the vesting period of the related awards, which is generally four years.
     During the three and six months ended June 30, 2007 and 2006, the Company recognized $147,000 and $298,000 and $190,000 and $387,000, respectively, in amortization of deferred stock-based compensation which was provided for prior to the adoption of SFAS No. 123(R).
     Unrecognized deferred stock-based compensation related to non-vested stock option and warrant awards granted prior to January 1, 2006 was approximately $1,166,000 at June 30, 2007.
     The expected future amortization expense for deferred stock-based compensation for stock options granted through June 30, 2007, is as follows (in thousands):

2007	$268
2008	527
2009	371

Total	$1,166

     Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reclassified deferred stock-based compensation against additional paid-in capital.
     The Company has included stock-based compensation expense in the statement of operations for all stock-based compensation arrangements as follows:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)

Capitalized to inventory	$125	$—	$249	$—

Research and development expense	$103	$119	$205	$285
Sales, general and administrative expense	686	339	1,304	783

	$789	$458	$1,509	$1,068

Net effect on basic and diluted net loss per share	$0.05	$0.34	$0.09	$0.81

Common Shares Reserved
The following table summarizes the number of shares of common stock reserved for issuance at June 30, 2007 upon exercise of:

Warrants for common stock	2,427,844
Common stock options:
Common stock options outstanding	3,107,939
Common stock options available for future grant	2,677,743

Total common shares reserved for issuance	8,213,526

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
Overview
     We are a medical technology company focused on developing, manufacturing and commercializing a new category of injectable aesthetic products for the dermatology and plastic surgery markets. On October 27, 2006, the FDA approved ArteFill, our non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds. Prior to the FDA’s approval of ArteFill as the first and only non-resorbable injectable aesthetic product there were two categories of injectable aesthetic products used for the treatment of facial wrinkles: temporary muscle paralytics, which block nerve impulses to temporarily paralyze the muscles that cause facial wrinkles, and temporary dermal fillers, which are injected into the skin or deeper facial tissues beneath a wrinkle to help reduce the appearance of the wrinkle. Unlike existing temporary muscle paralytics and temporary dermal fillers, which are comprised of materials that are completely metabolized and absorbed by the body, ArteFill is a proprietary formulation comprised of polymethylmethacrylate, or PMMA, microspheres and bovine collagen, or collagen derived from calf hides. PMMA is one of the most widely used artificial materials in implantable medical devices, and is not absorbed or degraded by the human body. Following injection, the PMMA microspheres in ArteFill remain intact at the injection site and provide a permanent support structure to fill in the existing wrinkle and help prevent further wrinkling. As a result, we believe that ArteFill will provide patients with aesthetic benefits that may last for years.
     We commenced commercial shipments of ArteFill during the first quarter of 2007. Our strategy is to establish ArteFill as a leading injectable aesthetic product. We plan to drive the adoption of our product through a direct sales and marketing effort to dermatologists, plastic surgeons and cosmetic surgeons in the United States. We have initially and intend to continue to target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having performed a significant number of procedures involving injectable aesthetic products. In connection with our product launch, we have and intend to continue to provide these physicians with comprehensive education and training programs. We believe our education and training programs will enable physicians to improve patient outcomes and satisfaction. We may expand our product offering by acquiring complementary products, technologies or businesses.
     Since our inception in 1999, we have incurred significant losses and have never been profitable. We have devoted substantially all of our efforts to product development and clinical trials, to acquire international rights to certain intangible assets and know-how related to our technology, and to establish commercial manufacturing capabilities. As of June 30, 2007, our accumulated deficit was approximately $92.7 million.
Financial Operations Overview
Product Sales
     We commenced commercial shipments of ArteFill during the first quarter of 2007 and began generating product sales from ArteFill. From our inception in 1999 through June 30, 2007, we have generated $3.5 million in ArteFill product sales.
License Revenues
     We generated $0.7 million in license revenue during the three and six months ended June 30, 2007 compared to $0.4 million during the three and six months ended June 30, 2006 related to our license agreement with another dermal filler company.
Cost of Product Sales
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
     We also may provide customers with certain product return rights in the case of expired, damaged or defective product. We determine our sales returns reserves based on our experience with actual product sales and customer product returns. Our inability to accurately estimate product returns in the future may cause us to defer recognition of revenue.
Allowance for Doubtful Accounts
     We determine our allowance for doubtful accounts based on our analysis of the collectibility of our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. The expense related to the allowance for doubtful accounts is recorded in selling, general and administrative.
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
     Emerging Issues Task Force (EITF) Issue No. 98-11, Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations, requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. Further, EITF 98-11 requires the use of simultaneous equations to determine the assigned value of an asset and the related deferred tax liability.
Valuation of Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123(R)), which revises SFAS No. 123, Accounting for Stock-Based Compensation and (SFAS No. 123). SFAS No. 123(R) requires that share-based payment transactions with employees and directors be recognized in the financial statements based on their grant-date fair value and recognized as compensation expense over the requisite service period. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS No. 123 (R). We have applied to provisions of SAB 107 in our adoption of SFAS No. 123 (R). Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.
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
     As a result of initiating the public offering process, in 2005, and based on discussions with our investment bankers, we have revised our estimate of the fair value of our common stock for periods beginning on and after July 1, 2004 for financial reporting purposes. Our management, all of whom qualify as related parties, determined that the stock options granted on and after July 1, 2004 were granted at exercise prices that were below the reassessed fair value of our common stock on the date of grant. We completed the reassessment of the fair value without the use of an unrelated valuation specialist and started with the proposed valuation from our investment bankers, considering a number of accomplishments in 2004 and 2005 that would impact our valuation, including achievement of key clinical milestones, hiring executive officers, and the increased possibility of completing the offering. Accordingly, deferred stock-based compensation of $740,000 was recorded within stockholders’ equity (deficit) during 2004 which represented the difference between the weighted-average exercise price of $4.25 and the weighted-average fair value of $6.38 on stock options to purchase 324,705 shares of common stock granted to employees during 2004. Deferred stock-based compensation of $2,383,000, net of forfeitures, was recorded within stockholders’ equity (deficit) during 2005 which represented the difference between the weighted-average exercise price of $5.31 and the weighted-average fair value of $9.18 on stock options to purchase 620,000 shares of common stock granted to employees during 2005. The deferred stock-based compensation is being amortized on a straight-line basis over the vesting period of the related awards, which is generally four years.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted this statement as of January 1, 2007.
     As a result of the adoption of FIN 48, we have not recorded any change to retained earnings. At January 1, 2007 we did not have any unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. At June 30, 2007, we had no unrecognized tax benefits. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of adopting SFAS No. 157.
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating whether SFAS No. 159 will have a material effect on its consolidated financial statements.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2007 to June 30, 2006
     Product sales. We commenced commercial shipments of ArteFill during the first quarter of 2007 and began generating product sales from ArteFill. Revenues increased by $2.1 million and $3.5 million to $2.1 million and $3.5 million, respectively, for the three and six months ended June 30, 2007 from no revenues for the three and six months ended June 30, 2006.
     License revenues. We generated $0.7 million in license revenue during the three and six months ended June 30, 2007 compared to $0.4 million during the three and six months ended June 30, 2006 related to our technology license agreement with another dermal filler company. The increase in license revenue is related to an increase in related product sales by such dermal filler company.
     Cost of product sales. Cost of sales increased by $2.2 million and $3.9 million to $2.2 million and $3.9 million, respectively, for the three and six months ended June 30, 2007, from no cost of sales for the three and six months ended June 30, 2006. The increase was attributable to the commercial launch of ArteFill during the first quarter of 2007, as well as increases to our excess and obsolete inventory reserve of $0.9 million and $1.1 million, respectively, for the three and six months ended June 30, 2007, primarily related to expired product produced in 2006 in anticipation of an earlier FDA approval and product launch.
     Research and development. Research and development expense decreased by $0.4 million and $2.3 million to $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2007, from $1.5 million and $4.5 million for the three and six months ended June 30, 2006. The decrease was primarily attributable to our transition from the process development stage to the manufacturing of our product. Included in our research and development expenses are $0.3 million and $0.6 million of amortization of core technology and patents for each of the three and six months ended June 30, 2007 and 2006.
     Selling, general and administrative. The following table sets forth our selling, general and administrative expense for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Amount of			Amount of
	2007	2006	Change	2007	2006	Change

Sales and marketing	$2,935	$1,868	$1,067	$5,406	$2,939	$2,467
General and administrative	3,392	3,000	392	6,491	5,123	1,368

Total selling, general and administrative	$6,327	$4,868	$1,459	$11,897	$8,062	$3,835

     Sales and marketing expense increased by $1.1 million and $2.5 million to $2.9 million and $5.4 million, respectively, for the three and six months ended June 30, 2007, from $1.9 million and $2.9 million for the three and six months ended June 30, 2006. The increase was primarily attributable to increases of (i) $0.8 million and $1.9 million in payroll and travel expenses for additional personnel, primarily for our direct U.S. sales force (ii) $0.5 million and $0.7 million for the development of marketing and promotion programs, and (iii) $0.3 million and $0.1 million in professional services, partially offset by decreases of $0.5 million and $0.3 million in non-cash compensation.
     General and administrative expense increased by $0.4 million and $1.4 million to $3.4 million and $6.5 million, respectively, for the three and six months ended June 30, 2007, from $3.0 million and $5.1 million for the three and six months ended June 30, 2006. The increase was primarily attributable to (i) a $0.1 million and $0.5 million increase due to additional personnel and related travel expenses, (ii) $0.3 million and $0.5 million in facilities occupancy costs, and (iii) $0.2 million and $0.3 million in office related expenses. These increases were partially offset by a decrease of $0.2 million for the three months ended June 30, 2007 and an increase of $0.1 million for the six months ended June 30, 2007 in professional service fees primarily related to fluctuations in legal costs.
     Interest, net. Net interest expense decreased by $0.4 million and $2.4 million to $0.1 million and $0.3 million of net interest income, respectively, for the three and six months ended June 30, 2007 from $0.2 million and $2.1 million of net interest expense for the three and six months ended June 30, 2006. The net decrease was primarily attributable to a decrease in non-cash interest expense associated with common stock warrants issued with promissory notes offset by an increase in interest income earned on our cash balances.
     Income tax benefit. We recognized an income tax benefit of $51,000 and $100,000, respectively, for the three and six months ended June 30, 2007 and $58,000 and $100,000, respectively, for the three and six months ended June 30, 2006. The income tax benefit arose from the amortization of the deferred tax liability attributable to the intangible asset acquired in the purchase of our wholly-owned German-based manufacturing subsidiary. A deferred tax liability was created on the date of purchase as there was no allocation of the purchase price to the intangible asset for tax purposes, and the foreign subsidiary’s tax basis in the intangible asset remained zero. EITF 98-11 requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. Further, EITF 98-11 requires the use of simultaneous equations to determine the assigned value of an asset and the related deferred tax liability.
Liquidity and Capital Resources
Sources of Liquidity
     Since our inception in 1999, our operations have never been profitable and we have an accumulated deficit of approximately $92.7 million as of June 30, 2007.
     We have financed our operations through sales of our preferred stock and common stock, options and warrants exercisable for our preferred and common stock, convertible and nonconvertible debt and through the initial public offering of our common stock. Since inception, we have raised $61.7 million through private equity financings, $1.6 million through the exercise of options and warrants,

$28.1 million through convertible and nonconvertible debt, and $25.3 million through the initial public offering of our common stock. In November 2006, we entered into a loan and security agreement with Comerica Bank consisting of a revolving line of credit for up to $5,000,000 and a term loan for up to $5,000,000. At June 30, 2007, $9.3 million was outstanding under the loan and security agreement. As of June 30, 2007, our cash and cash equivalents were $31.0 million.
Cash Flow
     Net cash used in operating activities. During the six months ended June 30, 2007, our operating activities used cash of approximately $14.5 million, compared to approximately $11.1 million for the six months ended June 30, 2006, an increase of $3.4 million. The increase in cash used was due primarily to a decrease in the net loss of approximately $0.9 million, primarily attributable to expenses related to the launch of our product in 2007, offset by $1.4 million decrease in adjustments for non-cash expenses, primarily related to non-cash interest expense and $3.0 million net increase in operating assets and liabilities primarily due to an increase in inventory and accounts receivable offset by decreased payments on accounts payable and accrued expenses.
     Net cash used in investing activities. Our investing activities used cash of approximately $0.6 million during the six months ended June 30, 2007, compared to $2.8 million for the six months ended June 30, 2006.
     Investing activities during the six months ended June 30, 2007 and 2006 were comprised of $0.6 million and $1.2 million, respectively, of purchases of plant and production equipment and tenant improvements. During the six months ended June 30, 2006, we used cash of $1.6 million, for long-term deposits and other assets, primarily capitalized initial public offering costs.
     Net cash used in financing activities. Cash used in financing activities was approximately $0.2 million for the six months ended June 30, 2007, compared to cash provided by financing activities of approximately $25.7 million for the six months ended June 30, 2006. Financing activities during the six months ended June 30, 2007 resulted in $0.5 million in proceeds from the exercise of stock options and warrants, $0.6 million in repayments on our Comerica Bank loan and security agreement, and $36,000 in repayments on capital lease obligations and other equity related offering costs. During the six months ended June 30, 2006, our financing activities resulted in $31.8 million in proceeds from the issuance of preferred stock, $0.4 million in proceeds from the exercise of stock options, offset by $6.5 million in repayments of convertible promissory notes and repayments of our capital lease obligations.
Funding Requirements
     We believe that our cash and cash equivalents at June 30, 2007, together with the interest thereon, proceeds from sales of ArteFill, and the funds available under our credit facility, will be sufficient to meet our anticipated cash requirements with respect to the commercial launch of ArteFill, the automation and scale-up of our manufacturing capabilities and our research and development activities and to meet our other anticipated cash needs through at least the second quarter of 2008. Changes in our operating plan, lower than anticipated sales, increased expenses, or other events and uncertainties, including those described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to interest rate risk is primarily the result of borrowings under our existing credit facility. At June 30, 2007, $9.3 million was outstanding under our credit facility.
     Borrowings under our credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are not materially affected by changes in market interest rates on these borrowings.
     The primary objective of our cash management activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2007, we had cash and cash equivalents in a bank operating account that provides daily liquidity and through an overnight sweep account that is a money market mutual fund and invests primarily in money market investments and corporate and U.S. government debt securities. Due to the liquidity of our cash, cash equivalents and investment securities, a 1% movement in market interest rates would not have a significant impact on the total value of our cash, cash equivalents and investment securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.
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
Changes in Internal Control over Financial Reporting:
     During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The complaint also alleged medical malpractice against Dr. Cohen, the lead investigator in our U.S. clinical trial, for negligence in treating Ms. Sandor for the adverse side effects she experienced. Ms. Sandor sought damages in an unspecified amount for pain and suffering, medical and incidental expenses, loss of earnings and earning capacity, punitive and exemplary damages, reasonable attorneys’ fees and costs of litigation. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and to toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties, and Ms. Sandor is allowed to refile her case at any time within 18 months from that date. We have no information with respect to whether or not Ms. Sandor will refile her case prior to that time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to Vote of Security Holders
The following matters were submitted to a vote of the Company’s stockholders at the annual meeting of stockholders held on June 12, 2007:
          (1) Election of two directors of the Company to hold office until the 2010 annual meeting of the stockholders and until their respective successors are duly elected and qualified. The following nominees were elected by the following votes:

Nominee	For	Withheld

Daren J. Barone	8,025,461	1,159,514
Lon E. Otremba	8,022,531	1,162,444
     The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting of Stockholders: Christopher J. Reinhard and John R. Costantino.
     The following individual is a continuing director with a term expiring upon the 2009 Annual Meeting of Stockholders: Diane S. Goostree.
          (2) Ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007, as follows:

			Broker
For	Against	Abstain	Not-Votes

9,140,959	5,805	38,211	7,181,725

Item 5. Other Information.
     Severance Protection Agreement:
     The Company entered into a Severance Protection Agreement, dated August 7, 2007, with Diane S. Goostree, the Company’s President and Chief Executive Officer. The Board of Directors determined that entering into this agreement was in the best interests of the Company and its stockholders to provide incentives to Ms. Goostree to continue in the service of the Company and to aid in any future change of control event. A copy of the Severance Protection Agreement is filed with this Form 10-Q as Exhibit 10.34, and all capitalized terms in the following paragraphs are defined therein.
     The Severance Protection Agreement provides that in the event of a Change of Control, 100% of Ms. Goostree’s then unvested option shares under the Option she received on February 2, 2007, and 50% of Ms. Goostree’s then unvested option shares (including any option shares that did not vest based on the Company’s performance during a fiscal year) under all other options held by Ms. Goostree will automatically vest upon the closing date of a Change of Control if (i) Ms. Goostree provides services to the Company as an employee or a consultant continuously through the closing date of such Change of Control or (ii) Ms. Goostree’s employment with the Company ends by reason of an Involuntary Termination within three months prior to the closing date of such Change of Control. All remaining unvested option shares under her options will automatically vest if Ms. Goostree’s employment is terminated by reason of an Involuntary Termination on or within 24 months following the closing date of the Change of Control.
     The Severance Protection Agreement also provides that if Ms. Goostree’s employment with the Company or the Surviving Company ends by reason of an Involuntary Termination within three months prior to the closing date of a Change of Control or within 24 months following the closing date of the Change of Control, the Company will pay Ms. Goostree severance equal to: (i) nine months of Ms. Goostree’s base salary, plus (ii) any earned, but not yet paid, pending bonus from a completed calendar year, plus (iii) the product of (A) the average amount of the bonus, if any, Ms. Goostree received from the Company in connection with services to the Company during the last three fiscal years prior to the effective date of the Involuntary Termination and (B) the number of days between the last day of the fiscal year preceding the Involuntary Termination and the effective date of the Involuntary Termination divided by 365 days.
     Additionally, if Ms. Goostree timely makes an election to continue coverage under the Company’s or the Surviving Company’s group health plan pursuant to COBRA, the Company or the Surviving Company will pay the COBRA premiums for a maximum period of nine months following the effective date of Ms. Goostree’s Involuntary Termination. In addition, if Ms. Goostree’s spouse and/or dependents were enrolled in the Company’s or the Surviving Company’s group health plan on the effective date of Ms. Goostree’s Involuntary Termination, the Company will pay the COBRA premiums for Ms. Goostree’s eligible dependents during the same nine month period, but only to the same extent that such dependents’ premiums under such plan were paid by the Company or the Surviving Company prior to the effective date of Ms. Goostree’s Involuntary Termination.
     In the absence of a Change of Control, or more than 24 months after a Change of Control, if Ms. Goostree’s employment is terminated other than for Cause, or upon her election of a Good Reason Resignation, she will be entitled to the acceleration of her then unvested options in the amount such options would have vested over the next nine months had such resignation or termination not occurred. Further, the Company will pay Ms. Goostree severance equal to: (i) nine months Base Salary, plus (ii) any earned, but not yet paid, pending bonus from a completed calendar year plus (iii) the product of (A) the average amount of the bonus, if any, Ms. Goostree received from the Company in connection with Ms. Goostree’s services to the Company during the last three fiscal years prior to the effective date of the termination or resignation and (B) the number of days between the last day of the fiscal year preceding the termination or resignation and the effective date of the termination or resignation divided by 365 days. The Company shall also provide Ms. Goostree’s and her eligible dependents COBRA benefits as described in the preceding paragraph for nine months.
     Change of Control Agreements:
     The Company entered into Change of Control Agreements, each dated August 7, 2007, with the following named executive officers: Christopher J. Reinhard, Peter C. Wulff, Adelbert L. Stagg, Ph.D., and Larry J. Braga, and with the following executive officers: Karla R. Kelly, J.D., Russell J. Anderson, Susan A. Brodsky-Thalken, Frank M. Fazio and Greg Kricorian, M.D. The Board

of Directors determined that entering into these agreements was in the best interest of the Company and its stockholders to provide an incentive to each of these executives to continue in the service of the Company and to aid in any future change of control event. A form of the Change of Control Agreement is filed with this Form 10-Q as Exhibit 10.35, and all capitalized terms in the following paragraphs are defined therein.
     The Change of Control Agreement provides that in the event of a Change of Control, 50% of the employee’s then unvested option shares will automatically vest, if (i) the employee provides services to the Company as an employee or a consultant continuously through the closing date of such Change of Control or (ii) employee’s employment with the Company ends by reason of an Involuntary Termination within three months prior to the closing date of such Change of Control. All remaining unvested option shares will automatically vest should employee’s employment be terminated by reason of an Involuntary Termination on or within 24 months following the closing date of the Change of Control.
     The Agreement also provides that if employee’s employment with the Company or the Surviving Company ends by reason of an Involuntary Termination within three months prior to the closing date of a Change of Control or within 24 months following the closing date of the Change of Control, the Company will pay the employee severance equal to: (i) six months of the employee’s base salary, plus (ii) any earned, but not yet paid, pending bonus from a completed calendar year, plus (iii) the product of (A) the average amount of the bonus, if any, employee received from the Company in connection with employee’s services to the Company during the last three fiscal years prior to the effective date of the Involuntary Termination and (B) the number of days between the last day of the fiscal year preceding the Involuntary Termination and the effective date of the Involuntary Termination divided by 365 days.
     Additionally, if the employee timely makes an election to continue coverage under the Company’s or the Surviving Company’s group health plan pursuant to COBRA, the Company or the Surviving Company will pay the employee’s COBRA premiums for a maximum period of six months following the effective date of employee’s Involuntary Termination. In addition, if employee’s spouse and/or dependents were enrolled in the Company’s or the Surviving Company’s group health plan on the effective date of employee’s Involuntary Termination, the Company will pay the COBRA premiums for employee’s eligible dependents during the same six month period, but only to the same extent that such dependents’ premiums under such plan were paid by the Company or the Surviving Company prior to the effective date of employee’s Involuntary Termination.
Item 6. Exhibits.
EXHIBIT INDEX

Exhibit	Exhibit
number	Description

3.4 (1)	Amended and Restated Certificate of Incorporation.

3.6 (1)	Amended and Restated Bylaws.

3.7 (1)	Certificate of Amendment to Amended and Restated Bylaws.

4.1 (1)	Specimen common stock certificate.

4.2 (1)	Amended and Restated Investor Rights Agreement dated June 23, 2006, by and among us and the holders of our preferred stock listed on Schedule A thereto.

4.3 (1)#	Form of warrant to purchase common stock, issued to employees, consultants and service providers.

4.4 (1)#	Amended warrant to purchase up to 650,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.5 (1)	Form of warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction.

4.6 (1)	Form of warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction.

4.7 (1)	Form of warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing.

4.8 (1)	Form of warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction.

Exhibit	Exhibit
number	Description

4.9 (1)	Warrant to purchase 200,000 shares of Series E preferred stock issued to Legg Mason Wood Walker, Inc. on December 22, 2005.

4.10 (1)	Form of warrant to purchase Series E preferred stock issued to certain investors in our Series E preferred stock financing.

4.11(1)	Form of warrant to purchase Series E preferred stock issued to National Securities Corporation in consideration for placement agent services provided to us in our Series E preferred stock financing.

4.12 (1)#	Amended warrant to purchase up to 150,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.13 (1)#	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to employees, consultants and service providers, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.14 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.15 (1)	Amendment dated June 23, 2006, to warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.16 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.17 (1)	Amendment dated June 23, 2006, to warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.18 (1)	Warrant to purchase 28,235 shares of Series E preferred stock issued to Comerica Bank on November 27, 2006.

10.34	Severance Protection Agreement between us and Diane S. Goostree, dated August 7, 2007.

10.35	Form Change of Control Agreement between us and each of Christopher J. Reinhard, Peter C. Wulff, Adelbert L. Stagg and Larry J. Braga, each dated August 7, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit filed with or incorporated by reference in our Registration Statement on Form S-1 (File No. 333-134086), dated December 19, 2006.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Artes Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artes Medical, Inc.
Date: August 10, 2007	By:	\s\ Diane S. Goostree
Diane S. Goostree
Chief Executive Officer and President

Date: August 10, 2007

By:	\s\ Peter C. Wulff
Peter C. Wulff
Executive Vice President and Chief Financial Officer