Form 10-Q
period 2007-09-30
ARTES MEDICAL INC
filed 2007-11-14
CIK 1351197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33205
ARTES MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0870808
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☐  No ☑
     As of September 30, 2007, there were 16,514,163 shares of the registrant’s common stock outstanding.

ARTES MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Artes Medical, Inc.
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$22,981	$46,258
Accounts receivable (net of allowance for doubtful accounts and product exchanges of $870 and $0 at September 30, 2007 and December 31, 2006, respectively)	279	—
Inventory, net	6,546	4,761
Prepaid expenses and other assets	6,258	406

Total current assets	36,064	51,425
Property and equipment, net	4,966	5,271
Intellectual property, net	2,683	3,578
Deposits and other assets	750	339

Total assets	$44,463	$60,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,300	$2,981
Accrued compensation and benefits	1,918	2,694
Revolving credit line	5,000	5,000
Term note payable, current portion	1,250	1,250
Capital lease obligations, current portion	33	45
Deferred rent, current portion	106	49

Total current liabilities	10,607	12,019
Term note payable (net of discount of $194 and $305 at September 30, 2007 and December 31, 2006, respectively)	2,514	3,341
Capital lease obligations, less current portion	—	21
Deferred rent, less current portion	582	678
Deferred tax liability	1,226	1,368
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value 200,000,000 shares authorized at September 30, 2007 and December 31, 2006; 16,514,163 and 16,361,246 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	17	16
Additional paid-in capital	125,866	122,572
Accumulated deficit	(96,349)	(79,402)

Total stockholders’ equity	29,534	43,186

Total liabilities and stockholders’ equity	$44,463	$60,613

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$1,220	$—	$4,716	$—
License revenues	5,500	—	6,232	390

Total revenues	6,720	—	10,948	390

Cost of product sales	3,002	—	6,880	—

Gross profit	3,718	—	4,068	390
Operating expenses:
Research and development	1,541	1,219	3,709	5,698
Selling, general and administrative	5,868	3,401	17,765	11,463

Total operating expenses	7,409	4,620	21,474	17,161

Loss from operations	(3,691)	(4,620)	(17,406)	(16,771)
Interest income	310	201	1,181	503
Interest expense	(342)	(23)	(873)	(2,410)
Other income (expense), net	(10)	(8)	—	(39)

Net loss before benefit for income taxes	(3,733)	(4,450)	(17,098)	(18,717)
Benefit for income taxes	51	48	151	148

Net loss	$(3,682)	$(4,402)	$(16,947)	$(18,569)

Net loss per share:
Basic and diluted	$(0.22)	$(0.75)	$(1.03)	$(3.25)

Weighted average shares — basic and diluted	16,493,767	5,894,903	16,444,915	5,714,139

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(16,947)	$(18,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,983	1,786
Provision for doubtful accounts	29	—
Benefit for income taxes	(142)	(142)
Non-cash interest expense associated with issuance of warrants and convertible notes	111	2,348
Warrant modification expense	—	899
Stock-based compensation	2,772	1,805
Issuance of common stock for services	—	90
Issuance of common stock for intellectual property	—	49
Loss on disposal of property and equipment	—	32
Deferred rent	(39)	32
Changes in operating assets and liabilities:
Inventory	(1,785)	(3,327)
Accounts receivable	(308)	—
Prepaid expenses and other assets	(5,852)	226
Accounts payable and accrued liabilities	(681)	(2,085)
Accrued compensation and benefits	(776)	326

Net cash used in operating activities	(21,635)	(16,530)
Investing activities
Purchases of property and equipment	(783)	(1,415)
Deposits and other assets	(411)	(1,878)

Net cash used in investing activities	(1,194)	(3,293)
Financing activities
Payments on capital lease obligations	(33)	(40)
Payments on term note payable	(938)	—
Payments on convertible notes payable	—	(6,525)
Proceeds from issuance of preferred stock, net	—	31,816
Proceeds from issuance of common stock	(13)	—
Proceeds from exercise of stock options and warrants	536	431

Net cash (used in) provided by financing activities	(448)	25,682

Net (decrease) increase in cash and cash equivalents	(23,277)	5,859
Cash and cash equivalents at beginning of period	46,258	6,930

Cash and cash equivalents at end of period	$22,981	$12,789

Noncash financing activities
Issuance of subscribed preferred stock	$—	$6,900

Issuance of warrants and common stock in connection with intellectual property acquisition	$—	$49

Supplemental activities
Cash paid for income taxes	$1	$6

Cash paid for interest	$762	$60

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Artes Medical, Inc. (the “Company”), formerly known as Artes Medical USA, Inc., was incorporated in Delaware on August 24, 1999, and is focused on the development, manufacture and commercialization of a new category of injectable aesthetic products for the dermatology and plastic surgery markets. The Company’s initial product, ArteFill®, is a non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds. The Company received FDA approval to market ArteFill on October 27, 2006, and commenced commercial shipment of ArteFill during the first quarter of 2007.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and Artes Medical Germany GmbH, formerly Mediplant GmbH Biomaterials & Medical Devices, since its acquisition effective January 1, 2004. All intercompany accounts have been eliminated in consolidation.
     On June 11, 2007, the Company announced the formation of a new wholly-owned subsidiary named Spheris Medical, Inc. to develop and commercialize new and innovative therapeutic medical applications of its proprietary microsphere tissue bulking technology through collaborative agreements with third parties. As of September 30, 2007, there were no tangible assets or accounting transactions involving Spheris Medical, Inc.
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
Capitalization summary upon closing of initial public offering:

Common stock issued and outstanding prior to initial public offering	1,427,400
Initial public offering sale of common stock	5,290,000
Conversion of preferred stock upon initial public offering into common stock	9,367,512
Cash exercise of warrants to purchase common stock upon initial public offering	276,334

Total shares	16,361,246

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
     As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings at January 1, 2007 as the Company had no unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. At September 30, 2007, the Company had no unrecognized tax benefits. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.

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
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Artes Medical, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ended December 31, 2007. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

     The following table shows the historical outstanding anti-dilutive securities that have not been included in the diluted net loss per share calculation:

	September 30.
	2007	2006
	(unaudited)

Convertible preferred stock	—	9,367,511
Warrants to purchase preferred and common stock	2,445,638	3,365,534
Options to purchase common stock	3,147,140	1,869,676

	5,592,778	14,602,721

4. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.
     Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments are reported net of their related tax effect, to arrive at comprehensive income (loss). There are no differences between the Company’s net losses as recorded and its comprehensive losses for the periods ended September 30, 2007 and 2006.
5. Balance Sheet Details
Inventory
     Inventory consists of raw materials used in the manufacture of ArteFill. Inventory is carried at the lower of cost or market. Cost is determined using the average-cost method with provisions made for obsolete or slow moving goods.
     Inventory consisted of the following at (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)

Raw materials	$945	$727
Work in process	2,142	1,619
Unpackaged finished goods	4,806	3,169
Finished Goods	1,348	—

	9,241	5,515
Less: reserve for obsolete inventory	(2,695)	(754)

Total	$6,546	$4,761

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

     The assumptions used to estimate the fair value of stock options granted to employees and directors during the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three and Nine Months
	Ended September 30,
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
     The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2007 was $6.31 and $8.19 per share, respectively.
     During the three and nine months ended September 30, 2007, the Company recorded approximately $866,000 and $2,326,000 respectively, of stock compensation expense under SFAS No. 123(R).
     Total unrecognized stock-based compensation costs related to non-vested stock options at September 30, 2007 was approximately $7,284,000. This unrecognized cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.76 years.
     Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the stock options vest and are recognized as expense over the related service period. During the three and nine months ended September 30, 2007, the Company recognized $41,000 and $131,000, respectively, for stock options and warrants issued to non-employees.
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
     During the three and nine months ended September 30, 2007 and 2006, the Company recognized $147,000 and $445,000 and $174,000 and $561,000, respectively, in amortization of deferred stock-based compensation which was provided for prior to the adoption of SFAS No. 123(R).
     Unrecognized deferred stock-based compensation related to non-vested stock option and warrant awards granted prior to January 1, 2006 was approximately $1,018,000 at September 30, 2007.
     The expected future amortization expense for deferred stock-based compensation for stock options granted through September 30, 2007, is as follows (in thousands):

2007	$120
2008	527
2009	371

Total	$1,018

     Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reclassified deferred stock-based compensation against additional paid-in capital.
     The Company has included stock-based compensation expense in the statement of operations for all stock-based compensation arrangements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)

Capitalized to inventory	$159	$—	$408	$—

Research and development expense	$134	$192	$339	$477
Sales, general and administrative expense	720	511	2,024	1,294

	$854	$703	$2,363	$1,771

Net effect on basic and diluted net loss per share	$0.05	$0.12	$0.14	$0.31

Common Shares Reserved
The following table summarizes the number of shares of common stock reserved for issuance at September 30, 2007 upon exercise of:

Warrants for common stock	2,445,638
Common stock options:
Common stock options outstanding	3,147,140
Common stock options available for future grant	2,539,569

Total common shares reserved for issuance	8,132,347

7. License Agreement
     On September 21, 2007, the Company entered into a Second License Agreement (the “Second Agreement”) with BioForm Medical, Inc. and BioForm Medical Europe B.V. (together, “BioForm”). Under the Second Agreement, BioForm elected to pre-pay all future royalty obligations to the Company by making two payments totaling $5.5 million. These payments will replace any future royalty obligation of BioForm to the Company under the Settlement and License Agreement, dated October 31, 2005. In the event that BioForm does not make the required payments when due, the Company’s royalty release shall be ineffective until such time as such payments are made in full.
     The Company recognized license revenue of $5.5 million related to this agreement in September 2007. The first payment of $2.0 million was received in October 2007 and the Company believes that collectibility is assured for the second payment of $3.5 million which BioForm is required to pay in December 2007. The $5.5 million receivable is included in Prepaid expenses and other assets on the Balance Sheet as of September 30, 2007.

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
     We commenced commercial shipments of ArteFill during the first quarter of 2007. Our strategy is to establish ArteFill as a leading injectable aesthetic product. We plan to drive the adoption of our product through a direct sales and marketing effort to dermatologists, plastic surgeons and cosmetic surgeons in the United States. We have initially and intend to continue to target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having performed a significant number of procedures involving injectable aesthetic products. In connection with our product launch, we have and intend to continue to provide these physicians with comprehensive education and training programs. We believe our education and training programs will enable physicians to improve patient outcomes and satisfaction. We have and expect to continue to use targeted marketing, advertising and promotional activities to educate consumers about the benefits of ArteFill. We may expand our product offering by acquiring complementary products, technologies or businesses.
     Since our inception in 1999, we have incurred significant losses and have never been profitable. We have devoted substantially all of our efforts to product development and clinical trials, to acquire international rights to certain intangible assets and know-how related to our technology, and to establish commercial manufacturing capabilities. As of September 30, 2007, our accumulated deficit was approximately $98.4 million. We expect our Selling, General and Administrative expenses to increase over the next several quarters as we expand the size of our direct sales and marketing force and continue to focus on our direct to consumer marketing, advertising and promotional activities.
Financial Operations Overview
Product Sales
     We commenced commercial shipments of ArteFill during the first quarter of 2007 and began generating product sales from ArteFill. From our inception in 1999 through September 30, 2007, we have generated $4.7 million in ArteFill product sales.
License Revenues
     We generated $5.5 million and $6.2 million, respectively, in license revenue during the $6.2 nine months ended September 30, 2007 compared to $0.4 million during the nine months ended September 30, 2006. We recognized $5.5 million in revenue related to the Second Agreement with BioForm in September 2007. The first payment of $2.0 million was received in October 2007 and the Company believes that collectibility is assured for the second payment of $3.5 million which BioForm is required to pay in December 2007.

Cost of Product Sales
     Cost of sales consist primarily of expenses related to the manufacturing and distribution of ArteFill, including expenses related to our direct and indirect manufacturing personnel, quality assurance and quality control, manufacturing and engineering, supply chain management, facilities and occupancy costs. We also incur expenses related to manufacturing yield losses, product exchanges and rejects, procurement from our manufacturing materials supply and distribution partners and amortization of deferred stock-based compensation for our direct and indirect manufacturing personnel.
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
Revenue Recognition
     We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue from product sales when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery of the product has occurred and title has transferred to our customers, (iii) the selling price is fixed and determinable and (iv) collection is reasonably assured. Provisions for discounts to customers, returns, exchanges or other adjustments will be recorded as a reduction of revenue and provided for in the same period that the related product sales are recorded based upon analysis of historical discounts and exchanges.
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
     We also may provide customers with certain product return rights in the case of expired, damaged or defective product. We determine our product return and exchange reserves based on our experience with actual product sales and customer returns and product exchanges. Our inability to accurately estimate product returns and exchanges in the future may cause us to defer recognition of revenue.
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
     As a result of the adoption of FIN 48, we have not recorded any change to retained earnings. At January 1, 2007 we did not have any unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods. At September 30, 2007, we had no unrecognized tax benefits. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2007 to September 30, 2006
     Product sales. We commenced commercial shipments of ArteFill during the first quarter of 2007 and began generating product sales from ArteFill. Revenues increased by $1.2 million and $4.7 million to $1.2 million and $4.7 million, respectively, for the three and nine months ended September 30, 2007 from no revenues for the three and nine months ended September 30, 2006.
      License revenues. We generated $5.5 million and $6.2 million in license revenue during the three and nine months ended September 30, 2007 compared to $0.4 million during the nine months ended September 30, 2006 related to our technology license agreement with BioForm. The increase in license revenue is related to the Second Agreement we entered into with BioForm, in which BioForm has elected to pre-pay all future royalty obligations to us by making two payments totaling $5.5 million. We recognized $5.5 million in revenue in September 2007.

     Cost of product sales. Cost of sales increased by $3.0 million and $6.9 million to $3.0 million and $6.9 million, respectively, for the three and nine months ended September 30, 2007, from no cost of sales for the three and nine months ended September 30, 2006. The increase was attributable to the commercial launch of ArteFill during the first quarter of 2007, as well as increases to our excess and obsolete inventory reserve of $1.7 million and $2.7 million, respectively, for the three and nine months ended September 30, 2007, primarily related to product produced that may not be utilized in the future.
     Research and development. Research and development expense increased by $0.3 million and decreased by $2.0 million to $1.5 million and $3.7 million, respectively, for the three and nine months ended September 30, 2007, from $1.2 million and $5.7 million for the three and nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 was primarily attributable to our transition from the process development stage to the manufacturing of our product. The increase for the three months ended September 30, 2007 was primarily due to increased expenses related to the initiation of a five year post-marketing study and product development activities. Included in our research and development expenses are $0.3 million and $0.9 million of amortization of core technology and patents for each of the three and nine months ended September 30, 2007 and 2006.
     Selling, general and administrative. The following table sets forth our selling, general and administrative expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Amount of			Amount of
	2007	2006	Change	2007	2006	Change

Sales and marketing	$2,846	$1,218	$1,628	$8,252	$4,157	$4,095
General and administrative	3,022	2,183	839	9,513	7,306	2,207

Total selling, general and administrative	$5.868	$3,401	$2,467	$17,765	$11,463	$6,302

     Sales and marketing expense increased by $1.6 million and $4.1 million to $2.8 million and $8.3 million, respectively, for the three and nine months ended September 30, 2007, from $1.2 million and $4.2 million for the three and nine months ended September 30, 2006. The increase was primarily attributable to increases of (i) $1.2 million and $3.2 million in payroll and travel expenses for additional personnel, primarily for our direct U.S. sales force (ii) $0.4 million and $1.1 million for the development of marketing and promotion programs, and (iii) $0.1million and $0.3 million in professional services, partially offset by decreases of $0.1 million and $0.4 million in non-cash compensation.
     General and administrative expense increased by $0.8 million and $2.2 million to $3.0 million and $9.5 million, respectively, for the three and nine months ended September 30, 2007, from $2.2 million and $7.3 million for the three and nine months ended September 30, 2006. The increase was primarily attributable to increases of (i) $0.1 million and $0.5 million due to additional personnel and related travel expenses, (ii) $0.3 million and $0.9 million in occupancy and office costs, (iii) $0.3 million and $0.6 million in professional service fees primarily related to increases in public company expenses and legal expenses and (iv) $0.2 million and $0.2 million in non-cash compensation.
     Interest, net. Net interest expense decreased by $0.6 million and $2.3 million to $0.1 million of interest expense and $0.3 million of net interest income, respectively, for the three and nine months ended September 30, 2007 from $0.5 million of net interest income and $1.9 million of net interest expense for the three and nine months ended September 30, 2006. The net decrease was primarily attributable to a decrease in non-cash interest expense associated with common stock warrants issued with promissory notes offset by an increase in interest income earned on our cash balances.
     Income tax benefit. We recognized an income tax benefit of $51,000 and $151,000, respectively, for the three and nine months ended September 30, 2007 and $48,000 and $148,000, respectively, for the three and nine months ended September 30, 2006. The income tax benefit arose from the amortization of the deferred tax liability attributable to the intangible asset acquired in the purchase of our wholly-owned German-based manufacturing subsidiary. A deferred tax liability was created on the date of purchase as there was no allocation of the purchase price to the intangible asset for tax purposes, and the foreign subsidiary’s tax basis in the intangible asset remained zero. EITF 98-11 requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. Further, EITF 98-11 requires the use of simultaneous equations to determine the assigned value of an asset and the related deferred tax liability.

Liquidity and Capital Resources
Sources of Liquidity
     Since our inception in 1999, our operations have never been profitable and we have an accumulated deficit of approximately $96.3 million as of September 30, 2007.
     We have financed our operations through sales of our preferred stock and common stock, options and warrants exercisable for our preferred and common stock, convertible and nonconvertible debt and through the initial public offering of our common stock. Since inception, we have raised $61.7 million through private equity financings, $1.6 million through the exercise of options and warrants, $28.1 million through convertible and nonconvertible debt, and $25.3 million through the initial public offering of our common stock. In November 2006, we entered into a loan and security agreement with Comerica Bank consisting of a revolving line of credit for up to $5,000,000 and a term loan for up to $5,000,000. At September 30, 2007, $9.0 million was outstanding under the loan and security agreement. As of September 30, 2007, our cash and cash equivalents were $23.0 million.
Cash Flow
     Net cash used in operating activities. During the nine months ended September 30, 2007, our operating activities used cash of approximately $21.6 million, compared to approximately $16.5 million for the nine months ended September 30, 2006, an increase of $5.1 million. The increase in cash used was due primarily to a) a decrease in the net loss of approximately $1.6 million, primarily attributable to the license revenue received from BioForm, offset by expenses related to the launch of our product in 2007, b) a $2.2 million decrease in adjustments for non-cash expenses, primarily related to non-cash interest expense and c) a $4.5 million net increase in operating assets and liabilities primarily due to increases in prepaid expenses and other assets and accounts receivable, offset by a decrease in inventory and decreased payments on accounts payable and accrued liabilities.
     Net cash used in investing activities. Our investing activities used cash of approximately $1.2 million during the nine months ended September 30, 2007, compared to $3.3 million for the nine months ended September 30, 2006.
     Investing activities during the nine months ended September 30, 2007 and 2006 were comprised of $0.8 million and $1.4 million, respectively, of purchases of plant and production equipment and tenant improvements and $0.4 million and $1.9, respectively, for long-term deposits and other assets. During the nine months ended September 30, 2006, we used cash of $1.9 million, for long-term deposits and other assets, primarily capitalized initial public offering costs.
     Net cash used in financing activities. Cash used in financing activities was approximately $0.4 million for the nine months ended September 30, 2007, compared to cash provided by financing activities of approximately $25.7 million for the nine months ended September 30, 2006. Financing activities during the nine months ended September 30, 2007 resulted in $0.5 million in proceeds from the exercise of stock options and warrants, $0.9 million in repayments on our Comerica Bank loan and security agreement, and $46,000 in repayments on capital lease obligations and other equity related offering costs. During the nine months ended September 30, 2006, our financing activities resulted in $31.8 million in proceeds from the issuance of preferred stock, $0.4 million in proceeds from the exercise of stock options, offset by $6.6 million in repayments of convertible promissory notes and repayments of our capital lease obligations.
Funding Requirements
     We believe that our cash and cash equivalents at September 30, 2007, together with the interest thereon, proceeds from sales of ArteFill, the funds available under our credit facility, and the license payments from BioForm under the Second Agreement will be sufficient to meet our anticipated cash requirements with respect to the commercial launch of ArteFill, the automation and scale-up of our manufacturing capabilities and our research and development activities and to meet our other anticipated cash needs through at least the second quarter of 2008. Changes in our operating plan, lower than anticipated sales, increased expenses, or other events and uncertainties, including those described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to interest rate risk is primarily the result of borrowings under our existing credit facility. At September 30, 2007, $9.0 million was outstanding under our credit facility.
     Borrowings under our credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are not materially affected by changes in market interest rates on these borrowings.
     The primary objective of our cash management activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2007, we had cash and cash equivalents in a bank operating account that provides daily liquidity and through an overnight sweep account that is a money market mutual fund and invests primarily in money market investments and corporate and U.S. government debt securities. Due to the liquidity of our cash, cash equivalents and investment securities, a 1% movement in market interest rates would not have a significant impact on the total value of our cash, cash equivalents and investment securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.
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
Changes in Internal Control over Financial Reporting:
     During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We responded to the FDA’s correspondence in August 2004 and again in May 2006. In our responses, we informed the FDA that based on our internal investigations; Dr. Gottfried Lemperle had used Artecoll, a predecessor product to ArteFill, on four individuals in the United States. In July 2006, the FDA requested us to submit an amendment to our pre-market approval application for ArteFill containing a periodic update covering the time period between January 16, 2004, the date of our approvable letter, and the date of the amendment. In response to this request, we completed additional inquiries regarding Dr. Gottfried Lemperle’s unauthorized uses of Artecoll outside our clinical trials in contravention of FDA rules and regulations. In August 2006, we filed an amendment to our pre-market approval application that included the periodic update requested by the FDA. In the amendment, we informed the FDA that as a result of our additional inquiries, we had identified nine individuals who had been treated with Artecoll in the United States by Dr. Gottfried Lemperle, four of whom we had disclosed to the FDA in our prior correspondence. We also informed the FDA that 16 individuals had been treated with Artecoll by physicians in Mexico or Canada, where Artecoll is approved for treatment, in connection with physician training sessions conducted in those countries. Further, we informed the FDA that Dr. Stefan M. Lemperle had been injected with Artecoll in the United States in 2004 by his father, Dr. Gottfried Lemperle.
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
Item 1A. Risk Factors.
     An investment in our common stock involves a high degree of risk. Set forth below and elsewhere in this report and in other documents that we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
We have limited commercial operating experience and a history of net losses, and we may never achieve or maintain profitability.
          We have a limited commercial operating history and have focused primarily on research and development, product engineering, clinical trials, building our manufacturing capabilities and seeking FDA approval to market ArteFill. We received FDA approval to market ArteFill on October 27, 2006, and we commenced commercial shipments of ArteFill during the first quarter of 2007. All of our other product candidates are still in the early stages of research and development. We have incurred significant net losses since our inception, including net losses of approximately $12.4 million in 2004, $22.2 million in 2005, $26.3 million in 2006 and $16.9 million for the nine months ended September 30, 2007. At September 30, 2007, we had an accumulated deficit of approximately $96.3 million. For the nine months ended September 30, 2007, we used net cash in operating activities of $21.6 million. We have and will need to continue to incur significant sales, marketing and manufacturing expenses in connection with the commercial distribution of ArteFill and expect to incur significant operating losses for the foreseeable future. We cannot predict the extent of our future operating losses and accumulated deficit, and we may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for injectable aesthetic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.
Our operating results may fluctuate significantly in the future, and we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.
          Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:
•	the level of demand for ArteFill, including seasonality in patient elective procedures and physician ordering;

•	the costs of our sales and marketing activities;

•	the introduction of new technologies and competing products that may make ArteFill a less attractive treatment option for physicians and patients;

•	negative publicity concerning ArteFill, including concerns expressed about ArteFill based on negative perceptions of non-FDA approved dermal fillers sold outside the United States;

•	our pricing strategy and ability to protect the price of ArteFill against price erosion due to the availability of alternative treatments;

•	our ability to attract and retain personnel with the skills required for effective operations;

•	product liability and other litigation;

•	the amount and timing of capital expenditures and other costs relating to conducting our long-term, post-market safety study for ArteFill, further automating and expanding capacity at our manufacturing facilities and conducting further studies regarding the use of ArteFill for other aesthetic applications;

•	government regulation and legal developments regarding our products in the United States and in the foreign countries in which we operate;

•	general economic conditions affecting the ability of patients to pay for elective cosmetic procedures.
          Because we only commenced commercial shipments of ArteFill in February 2007, and due to the emerging nature of the injectable aesthetic product market in which we will compete, our historical financial data is of limited value in estimating future revenues. Our projected expense levels are based in part on our expectations concerning future revenues. However, our ability to generate any revenues depends on the successful commercial launch of ArteFill. Moreover, the amount of any future revenues will depend on the choices and demand of physicians and patients, which are difficult to forecast accurately. We believe that patients are more likely to pay for elective cosmetic procedures when the economy is strong, and as a result, any material adverse change in economic conditions may negatively affect our revenues. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected or continued shortfall in revenues. Accordingly, a significant shortfall in demand for our products or a significant delay in the market acceptance of ArteFill will have a material adverse effect on our business, results of operations and financial condition. Further, our manufacturing costs and sales and marketing expenses will increase as we continue to expand our operations in connection with the commercialization of ArteFill. To the extent that expenses precede or are not followed by increased revenue, our business, results of operations and financial condition will be harmed.
We need to raise additional funds to support our operations, and these funds may not be available on a timely basis or on acceptable terms.
          We believe that our cash and cash equivalents at September 30, 2007, together with the interest thereon, proceeds from sales of ArteFill, the funds available under our credit facility, and the license payments from BioForm under the Second Agreement will be sufficient to meet our anticipated cash requirements with respect to the commercial launch of ArteFill, the automation and scale-up of our manufacturing capabilities and our research and development activities and to meet our other anticipated cash needs through at least the second quarter of 2008. We will need to raise additional capital to fund our operations beyond June 2008. Any future funding transaction may require us to relinquish rights to some of our intellectual property or product royalties, and any debt or equity financing would be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional capital on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital, we would need to significantly curtail our business activities and may be unable to sustain operations beyond June 2008, and you may lose your entire investment in our company.
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
          We expect sales of ArteFill to account for substantially all of our revenue for at least the next several years. Accordingly, our success depends on the acceptance among physicians and patients of ArteFill as a preferred injectable aesthetic treatment. Even though we have received FDA approval to market ArteFill in the United States, we may not achieve and maintain market acceptance of ArteFill among physicians or patients. ArteFill is the first product in a new category of non-resorbable aesthetic injectable products in the United States. As a result, the degree of market acceptance of ArteFill by physicians and patients is unproven and difficult to predict. We believe that market acceptance of ArteFill will depend on many factors, including:
•	the perceived advantages or disadvantages of ArteFill compared to other injectable aesthetic products and alternative treatments;

•	the safety and efficacy of ArteFill and the number and severity of reported adverse side effects, if any;

•	the availability and success of other injectable aesthetic products, including newly introduced injectable aesthetic products, and alternative treatments;

•	the price of ArteFill relative to other injectable aesthetic products and alternative treatments;

•	our success in building a sales and marketing organization and the effectiveness of our marketing, advertising and commercialization initiatives;

•	the willingness of patients to wait 28 days for treatment following the bovine collagen skin test that is required in connection with ArteFill;

•	our ability to provide additional clinical data to the satisfaction of the FDA regarding the potential long-term aesthetic benefits provided by ArteFill;

•	our success in training physicians in the proper use of the ArteFill injection technique and the convenience and ease of administration of ArteFill;

•	the success of our physician practice support programs; and

•	negative publicity concerning ArteFill or competing products, including negative publicity concerning non-FDA approved dermal fillers sold outside the United Sates, and alternative treatments.
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
          The market for injectable aesthetic products is extremely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors primarily consist of companies that offer non-permanent injectable aesthetic products approved by the FDA for the correction of facial wrinkles, as well as companies that offer products that physicians currently use off-label for the correction of facial wrinkles. These companies include:
•	Allergan, Inc., which markets and sells Botox® Cosmetic, a temporary muscle paralytic and the most widely used injectable aesthetic product in the United States, CosmoDerm® and CosmoPlast®, which are human collagen-based temporary dermal fillers, Zyderm® and Zyplast®, which are bovine collagen-based temporary dermal fillers, and Hylaform®, Hylaform® Plus, Captique® and Juvederm, which are temporary dermal fillers comprised primarily of hyaluronic acid, a jelly-like substance that is found naturally in living organisms and acts to hydrate and cushion skin tissue;

•	Medicis Pharmaceutical Corporation, which markets and sells Restylane®, the leading temporary dermal filler comprised primarily of hyaluronic acid;

•	BioForm Medical, Inc., which markets and sells Radiesse™, a calcium hydroxylapatite based dermal filler;

•	Galderma, a joint venture between L’Oreal and Nestle, which received FDA approval in 2007 for its temporary dermal filler, Elevess, which is comprised primarily of hyaluronic acid; and

•	Dermik Laboratories, a subsidiary of sanofi-aventis, which markets and sells Sculptra®, which is approved by the FDA for restoration and/or correction of the signs of facial fat loss in people with human immunodeficiency virus.

          Some of these companies are publicly traded and enjoy competitive advantages, including:
•	superior name recognition;

•	established relationships with physicians and patients;

•	integrated distribution networks;

•	large-scale FDA-approved manufacturing facilities; and

•	greater financial resources for product development, sales and marketing and patent litigation.
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
          We have no prior experience with commercializing any product, and we will need to deploy and maintain a sophisticated sales and marketing organization in order to successfully commercialize ArteFill. We currently have a direct sales force comprised of over 25 sales professionals, and intend to increase our direct sales force over the next several quarters. We have and intend to continue to target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having significant experience with the tunneling injection technique used in ArteFill treatments. Selling ArteFill to physicians requires us to educate them on the comparative advantages of ArteFill over other injectable aesthetic products and alternative treatments. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. We anticipate that it will take up to six months for each of our new sales representatives to achieve full productivity. We will need to incur significant costs to continue building our internal sales force. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize ArteFill and to generate revenues will be impaired, and our business and financial prospects will be harmed.
Potential sales of ArteFill could be delayed or lost due to patients’ allergic reactions to the bovine collagen component of ArteFill, the need to test for such allergic reactions before treatment with ArteFill or patients’ reluctance to use animal-based products.
          ArteFill contains bovine collagen. Although the bovine collagen that we use is purified, patients can experience an allergic reaction. Accordingly, the instructions for use that accompany ArteFill require that all patients must be tested for any such allergies at least 28 days prior to treatment with ArteFill. If patients test positive for allergic reactions to the bovine collagen at higher rates than we expect, sales of ArteFill will be lower than anticipated. The need for a skin test in advance of treatment with ArteFill also may render ArteFill less attractive to patients who seek an immediate aesthetic treatment. The 28-day interval between testing and treatment may also result in the loss of some potential patients who, regardless of test results, fail to reappear for treatment after administration of the skin test. In addition, physicians who are concerned that patients may not return for an ArteFill treatment have an incentive to provide an immediate treatment option to patients. We believe a number of these physicians recommend that patients get treated with a temporary dermal filler first, and then return for ArteFill treatment in the future, which could delay our sales to these patients by six months or more. Further, some potential patients may have reservations regarding the use of animal-based products. As a result of these factors, physicians may recommend alternative aesthetic treatments over ArteFill, which would limit or delay our sales and harm our ability to generate revenues.

We have in the past and may continue to experience negative publicity concerning our product ArteFill, including concerns expressed about ArteFill based on negative perceptions of non-FDA approved dermal fillers sold outside the United States, and this negative publicity may harm our reputation and business.
          ArteFill is a proprietary formulation comprised of polymethylmethacrylate, or PMMA, microspheres and bovine collagen, and is the only PMMA-based injectable product that has been approved by the FDA for the treatment of facial wrinkles. We are the sole manufacturer and distributor of ArteFill, and ArteFill is only available in the United States. We do not sell any other PMMA-based products, and we have not entered into distribution or licensing arrangements anywhere in the world with any third party for the distribution or sale of ArteFill or any other PMMA-based products. ArteFill is a third-generation product that resulted from agreements with the FDA regarding product formulation improvements and improvements to the manufacturing process used to generate the predecessor products.
          There are a large number of dermal fillers offered in Europe and in other international markets that contain a permanent component, and are marketed as providing “long-lasting” or “permanent” treatment results. Several of these permanent dermal fillers contain some form of PMMA, including a dermal filler currently marketed as Artecoll. Artecoll is a predecessor product to ArteFill, and has been manufactured by third parties over the past 11 years using materials from various sources and with various specifications. None of the PMMA-based products marketed in other countries, including Artecoll, have the same formulation as ArteFill and are not manufactured using the same processes or material sources we utilize to prepare ArteFill. In addition, none of the parties offering dermal fillers containing a permanent component, including the PMMA-based products, have completed clinical trials in the United States, none have received FDA approval, and none have obtained FDA approval of their manufacturing facilities and quality control processes.
          Several permanent dermal fillers, including Artecoll, have and may continue to generate or receive negative publicity in the news and other media. Statements by our competitors and other publicity regarding our company or ArteFill may include coverage that is negative in nature based on the negative perceptions of the permanent dermal fillers that are offered outside the United States. In addition, any negative side effects, or alleged or perceived negative side effects, relating to the use of ArteFill may result in negative publicity. Negative publicity regarding our company or ArteFill could reduce or delay market acceptance of ArteFill, and harm our reputation and business.
          Countries within the European Union, or EU, may request the EU to more strictly regulate permanent dermal fillers based on the negative side effects, alleged or perceived negative side effects or concerns about the safety of the current permanent dermal fillers being offered in Europe. A number of the permanent dermal fillers offered in Europe obtained a CE mark based on limited review and approval requirements. We are aware that stricter registration processes for dermal fillers in the EU have been implemented over the last five years, and further requirements may be imposed in the EU. We support these initiatives and are cooperating with the regulatory bodies in Europe to ensure that all manufacturers of permanent dermal fillers comply with strict and rigorous requirements that ensure patient safety, similar to the processes currently employed by the FDA and to which ArteFill was subject to, during our FDA review and approval process. We have also sent cease and desist letters to the entities we have knowledge of that are manufacturing and distributing PMMA-based dermal fillers that infringe our patent, and will forward such letters to appropriate European authorities.
We have been involved in product litigation in the past, and we may become involved in product litigation in the future, and any liability resulting from product liability or other related claims may negatively affect our results of operations.
          Dermatologists, plastic surgeons, cosmetic surgeons and other practitioners who administer ArteFill, as well as patients who have been treated with ArteFill or any of our future products, may bring product liability and other claims against us. In August 2005, Elizabeth Sandor, an individual residing in San Diego, California, filed a complaint against us and Drs. Gottfried Lemperle, Stefan Lemperle and Steven Cohen in the Superior Court of the State of California for the County of San Diego. The complaint, as amended, set forth various causes of action against us, including product liability, fraud, negligence and negligent misrepresentation. The complaint also alleged that Dr. Gottfried Lemperle, our co-founder, former Chief Scientific Officer and a former member of our board of directors, treated Ms. Sandor with Artecoll and/or ArteFill in violation of medical licensure laws, that the product was defective and unsafe because it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. In addition, the complaint alleged that Drs. Gottfried Lemperle and Stefan Lemperle, our other co-founder, former Chief Executive Officer and a former director, falsely represented to her that the product had received an approvability letter from the FDA, and was safe and without the potential for adverse reactions. The complaint also alleged medical malpractice against Dr. Cohen, the lead investigator in our U.S. clinical trial, for negligence in treating Ms. Sandor for the adverse side effects she experienced. We notified our directors’ and officers’ liability insurance carrier of Ms. Sandor’s claims and requested both a defense and indemnification for all claims advanced by Ms. Sandor. Our insurance carrier declined coverage. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties, and Ms. Sandor is allowed to refile her case at any time within 18 months from that date. See “Item 1. Legal Proceedings” contained in Part II of this report.
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
          During negotiations with the parties involved in the litigation with Elizabeth Sandor discussed above, Dr. Gottfried Lemperle’s counsel informed us that she had contacted an investigator at the FDA’s Office of Criminal Investigations to determine whether any investigation of Dr. Gottfried Lemperle was ongoing. She also informed us that the FDA investigator had informed her that the FDA has an open investigation regarding us, Dr. Gottfried Lemperle and Dr. Stefan Lemperle, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that at such time the investigation is completed, it could be referred to the U.S. Attorney’s Office for criminal prosecution. In November 2006, we contacted the FDA’s Office of Criminal Investigation. That office confirmed the ongoing investigation but declined to provide any details of the investigation, including the timing, status, scope or targets of the investigation.

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
          We derive the bovine collagen component of ArteFill from calf hides supplied through a herd that is isolated, bred and monitored in accordance with both FDA and United States Department of Agriculture, or USDA, guidelines to minimize the risk of contamination from bovine spongiform encephalopathy, or BSE, commonly referred to as mad cow disease. BSE is a chronic, degenerative disorder that affects the central nervous system. We currently rely on a sole domestic supplier, Lampire Biological Labs, Inc., for the calf hides from which we produce the purified bovine collagen used in ArteFill. If this herd were to suffer a significant reduction or become unavailable to us through disease, natural disaster or otherwise for a prolonged period, we would have a limited ability to access a supply of acceptable calf hides from a similarly segregated source. In addition, if there were to be any widespread discovery of BSE in the United States, our ability to access bovine collagen may be impaired even if our herd is unaffected by the disease, if third parties begin to demand calf hides from our herd. Although we have not experienced any problems with our supply of calf hides in the past, a significant reduction in the supply of acceptable calf hides due to contamination of our supplier’s herd, a supply shortage or interruption, or an increase in demand beyond our current supplier’s capabilities could harm our ability to produce and sell ArteFill until a new source of supply is identified, established and qualified with the FDA. Any delays or disruptions in the supply of calf hides would negatively affect our revenues. We currently have more than a two year supply of calf hides in stock and intend to maintain a supply of calf hides that will last for more than two years. If our stockpiled supply is damaged or contaminated, and we are unable to obtain acceptable calf hides in the time frames desired, or at all, our business and results of operations will be harmed.
We are limited to marketing and advertising ArteFill for the treatment of nasolabial folds with efficacy benefits of six months under the label approved by the FDA, and we may not be able to obtain FDA approval to enhance our labeling for ArteFill.
Our U.S. clinical trial demonstrated the efficacy of ArteFill for the treatment of nasolabial folds, or smile lines, at primary efficacy endpoints of up to six months by comparison to the control products. As a result, the FDA requires us to label, advertise and promote ArteFill only for the treatment of nasolabial folds with an efficacy of six months. This limitation restricts our ability to market or advertise ArteFill and could negatively affect our growth. If we wish to market and promote ArteFill for other indications or claim efficacy benefits beyond six months, we may have to conduct further clinical trials or studies to gather clinical information for submission to the FDA, which would be costly and take a number of years. In early 2007, we completed a five-year follow-up study of 145 patients who were treated with ArteFill in our U.S. clinical trial. Dr. Mark G. Rubin, presented the results of this study at a meeting of the American Academy of Dermatology in Washington, D.C. in February 2007. We submitted the results of the five-year follow-up study to the FDA in March 2007 to seek approval to enhance product labeling that would allow us to claim efficacy benefits of ArteFill beyond six months. The Company received the FDA’s comments to our submission and their request for additional information in August 2007. We are currently supplying this information to the FDA for consideration to complete their review of the supplement and enabling us to enhance the product label. There can be no assurance, however, that we will be successful in obtaining FDA approval to claim that the aesthetic benefits of ArteFill extend beyond six months or to expand our product labeling to cover additional indications. Without FDA approval to market ArteFill beyond six months, physicians may be slow to adopt ArteFill. Further, future studies of patients injected with ArteFill may indicate that the aesthetic benefits of ArteFill do not meet the expectations of physicians or patients. Such data would slow market acceptance of ArteFill, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable.
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
          We have hired a substantial number of additional personnel in connection with the commercial launch of ArteFill, and such growth has and could continue to place a strain on our management and our administrative, operational and financial infrastructure. From January 1, 2005 to September 30, 2007, we have increased the size of our company from 12 to 136 employees, including a direct sales force of 25 sales professionals. Based on our current operating plan, we expect to hire additional sales personnel during the next several quarters. Our ability to manage our operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results and financial condition may be harmed.
If changes in the economy and consumer spending reduce demand for ArteFill, our sales and profitability could suffer.
          We have and we intend to continue to position ArteFill as a premium-priced product in the injectable aesthetic product market. Treatment with ArteFill is an elective procedure, directly paid for by patients without reimbursement. As a result, sales of ArteFill will require that patients have sufficient disposable income to spend on an elective aesthetic treatment. Adverse changes in the economy may cause consumers to reassess their spending choices and choose less expensive alternative treatments over ArteFill, or may reduce the demand for elective aesthetic procedures in general. A shift of this nature could impair our ability to generate sales and could harm our business, financial condition and results of operations.
We are dependent on our key management personnel. The loss of any of these individuals could harm our business.
          We are dependent on the efforts of our current key management, including Christopher J. Reinhard, our Executive Chairman of the Board of Directors, Diane S. Goostree, our President and Chief Executive Officer and Peter C. Wulff, our Executive Vice President and Chief Financial Officer. We have entered into a severance protection agreement with Ms. Goostree and change of control agreements with each of our other executive officers, including Messrs. Reinhard and Wulff. Although we are not aware of any present intention of these persons to leave our company, any of our key management personnel or other employees may elect to end their employment with us and pursue other opportunities at any time, for any or no reason. In addition, we do not have and have no present intention to obtain key man life insurance on any of our executive officers or key management personnel to mitigate the impact of the loss of any of these individuals. The loss of any of these individuals, or our inability to recruit and train additional key personnel, particularly senior sales and marketing and research and development employees, in a timely manner, could harm our business and our future product revenues and prospects. The market for skilled employees for medical technology and biotechnology companies in San Diego is competitive, and we can provide no assurance that we will be able to locate skilled and qualified employees to replace any of our employees that choose to depart. If we are unable to attract and retain qualified personnel, our business will be significantly harmed.

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
          We conduct operations in two facilities located in San Diego, California and Frankfurt, Germany. These facilities could be damaged by earthquake, fire, floods, power loss, telecommunication and information systems failures or similar events. Our insurance policies have limited coverage levels of up to approximately $28.0 million for property damage and up to $15.0 million for business interruption in these events and may not adequately compensate us for any losses that may occur. These policies do not include earthquake or flood coverage in California. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities. Further, the potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that we cannot predict. We are uninsured for these types of losses.
We are recording non-cash compensation expense that may result in an increase in our net losses for a given period.
          Deferred stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of a stock option grant or issuance and the option exercise price or price paid for the stock. Deferred stock-based compensation is amortized over the vesting period of the option or issuance. At December 31, 2006, deferred stock-based compensation related to option grants and stock issuances totaled approximately $2.7 million. Effective January 1, 2006, we prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) required us to reclassify the $2.7 million of deferred stock-based compensation to additional paid-in capital. The $2.7 million will be expensed on a straight-line basis as the options or stock vest, generally over a period of four years. $445,000 of deferred stock-based compensation has been expensed through the nine months ended September 30, 2007.
          We also record non-cash compensation expense for equity stock-based instruments issued to non-employees. SFAS No. 123(R) now requires us to record stock-based compensation expense for equity instruments granted to employees and directors. $2,326,000 of stock based compensation has been expensed through the nine months ended September 30, 2007.
          Non-cash compensation expense associated with future equity compensation awards may result in an increase in our net loss, and adversely affect our reported results of operations.
Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
          Accounting methods and policies for public companies, including policies governing revenue recognition, expenses, accounting for stock options and in-process research and development costs, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this report. For example, in 2006, the Financial Accounting Standards Board adopted a new accounting pronouncement requiring the recording of expense for the fair value of stock options granted. We rely heavily on stock options to motivate current employees and to attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net losses may increase, which may have an adverse effect on our reported results of operations.
Impairment of our significant intangible assets may reduce our profitability.
          The costs of our acquired patents and technology are recorded as intangible assets and amortized over the period that we expect to benefit from the assets. As of September 30, 2007, the net acquired intangible assets comprised approximately 6.0% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and changes therein could result in an impairment of our long-lived assets. Any impairment of our intangible assets may reduce our profitability and harm our results of operations and financial condition.

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
          In October 2005, we and Dr. Martin Lemperle, the brother of Dr. Stefan M. Lemperle, our former Chief Executive Officer and a former director, entered into a settlement and license agreement with BioForm Medical, Inc. and BioForm Medical Europe B.V., or the BioForm entities, pursuant to which all outstanding disputes and litigation matters among the parties were settled. In connection with the settlement, we granted to the BioForm entities, which are competitors of us, an exclusive, world-wide, royalty-bearing license under certain of our patents to make and sell implant products containing calcium hydroxylapatite, or CaHA, particles and a non-exclusive, world-wide, royalty-bearing license under the same patents to make and sell certain other non-polymeric implant products. In September 2007, we entered into a second license agreement with the BioForm entities. Under the second agreement, the BioForm entities elected to pre-pay all future royalty obligations to us by making two payments totaling $5.5 million. These payments will replace any future royalty obligation of the BioForm entities to us under the settlement and license agreement. Our license grants allow BioForm to market and sell its Radiesse and Coaptite® products and other potential future products. Sale of these products by BioForm may impair our ability to generate revenues from sales of ArteFill. In addition, if we become involved in litigation or if third parties infringe or threaten to infringe our intellectual property rights in the future, we may choose to make further license grants with respect to our technology, which could further harm our ability to market and sell ArteFill.
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
          Although we acquired all of the international intellectual property rights related to Artecoll and the ArteFill technology platform in 2004, we are aware that third parties located in Germany, the Netherlands and Canada have in the past, and may be currently, manufacturing and selling products for the treatment of facial wrinkles under the name Artecoll or ArteSense outside the United States. Following the establishment of ArteFill in the United States, we plan to explore opportunities to market and sell ArteFill in select international markets. To successfully enter into these markets and achieve desired revenues internationally, we may need to enforce our patent and trademark rights against third parties that we believe may be infringing on our rights. We have recently sent cease and desist letters to the entities we have knowledge of that are manufacturing and distributing PMMA-based dermal fillers that we believe infringe our patent, and forwarded such letters to the appropriate European authorities.
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
          Additionally, in connection with the ongoing regulation of ArteFill, the FDA or other regulatory authorities may also:
•	impose labeling and advertising requirements, restrictions or limitations, including the inclusion of warnings, precautions, contraindications or use limitations that could have a material impact on the future profitability of our product candidates;

•	impose testing and surveillance to monitor our products and their continued compliance with regulatory requirements; and

•	require us to submit products for inspection
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
          If any of the above sanctions are imposed on us, it could damage our reputation, and harm our business and financial condition. In addition, physicians may utilize ArteFill for uses that are not described in the product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot promote FDA-approved products for off-label uses, but under certain limited circumstances they may disseminate to practitioners’ articles published in peer-reviewed journals. To the extent allowed by law, we intend to distribute peer- reviewed articles on ArteFill and any future products to practitioners. If, however, our activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA.
We have a manufacturing facility in Frankfurt, Germany, and will be subject to a variety of regulations in jurisdictions outside the United States that could have a material adverse effect on our business in a particular market or in general.
          We presently manufacture the PMMA microspheres used in ArteFill at our manufacturing facility in Germany. We are currently subject to a variety of regulations in Germany and expect to become subject to additional foreign regulations as we expand our operations. Our failure to comply, or assertions that we fail to comply, with these regulations, could harm our business in a particular market or in general. To the extent we decide to commence or expand operations in additional countries, government regulations in those countries may prevent or delay entry into, or expansion of operations in, those markets. For example, the government of the Netherlands has received a request to conduct an investigation into the safety of permanent injectable aesthetic products, which could lead to restrictions on the sale or use of these products, or heighten the requirements for qualifying or licensing these products for sale. In addition, other countries within the European Union, or EU, may request the EU to more strictly regulate dermal fillers based on the negative side effects, alleged or perceived negative side effects or concerns about the safety of dermal fillers that contain a permanent component being offered in Europe. A number of the permanent dermal fillers offered in Europe obtained a CE mark based on limited review and approval requirements. We are aware that stricter registration processes for dermal fillers in the EU have been implemented over the last five years, and further requirements may be imposed in the EU. We support these initiatives and are cooperating with the regulatory bodies in Europe to ensure that all manufacturers of permanent dermal fillers comply with strict and rigorous requirements that ensure patient safety, similar to the processes currently employed by the FDA and to which ArteFill was subject to, during our FDA review and approval process. Nevertheless, government actions such as these could increase our regulatory approval costs and delay or prevent the introduction of ArteFill in international markets.

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
          Prior to our initial public offering in December 2006, there has been no public market for our common stock. The market price for our common stock has been and is likely to remain volatile, and the stock markets in general, and the markets for medical technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. There have also been periods, sometimes extending for many months and even years, where medical technology stocks, especially of smaller earlier stage companies like us, have been out of favor and trading prices have remained low relative to other sectors. In addition, the average daily trading volume in our common stock has been relatively low, which can lead to volatility in our stock price.
          Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:
•	negative publicity concerning ArteFill, including concerns expressed about ArteFill based on negative perceptions of non-FDA approved dermal fillers sold outside the United States;

•	adverse actions taken by regulatory agencies with respect to open investigations, including the ongoing investigation by the FDA’s Office of Criminal Investigations involving Drs. Gottfried and Stefan Lemperle and our company;

•	other adverse actions taken by regulatory agencies with respect to our products, manufacturing processes or sales and marketing activities or those of our competitors;

•	developments in any lawsuit involving us, our intellectual property or our product or product candidates;

•	announcements of technological innovations or new products by our competitors;

•	announcements of adverse effects of products marketed or in clinical trials by our competitors;

•	regulatory developments in the United States and foreign countries;

•	announcements concerning our competitors or the medical device, cosmetics or pharmaceutical industries in general;

•	developments concerning any future collaborative arrangements;

•	actual or anticipated variations in our operating results;

•	lack of securities analyst coverage or changes in recommendations by analysts;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our founders, executive officers, directors, or other significant stockholders or other sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key management, sales and marketing or scientific personnel and any claims against us by current or former employees.
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
          As of September 30, 2007, we had reserved approximately 8.1 million shares of our common stock for potential issuance upon the exercise of warrants and options (including outstanding warrants to purchase common stock, options already granted under our stock option plans, non-plan stock options already granted and shares reserved for future grant under our stock option plans), which represented approximately 36.7% of our common stock on a fully diluted basis (assuming the exercise of all outstanding warrants and options). Of the 8.1 million shares of common stock reserved at September 30, 2007, 3.2 million shares of common stock are reserved for outstanding stock options at a weighted average exercise price of $7.28 per share; 2.4 million shares of common stock are reserved for outstanding warrants to purchase common stock (after considering the impact of the warrant holder elections eliminating the automatic expiration and extending the terms of the warrants upon the closing of our initial public offering), at a weighted average exercise price $7.05 per share; and 2.5 million shares of common stock are reserved for future stock option grants under our 2006 Equity Incentive Plan. The issuance of these additional shares could dilute your ownership interest in our company.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to Vote of Security Holders
Not applicable.
Item 5. Other Information.
Amended and Restated Building Lease Agreement
In August 2007, we entered into an amended and restated building lease agreement for our 35,000 square foot corporate, manufacturing and research and development headquarters in San Diego, California with the new owner of the facilities, Biomed Realty, L.P. Under the amended and restated lease, we extended the existing lease term from December 2011 to December 2012, maintained our option to extend the lease term for an additional 5-year period, clarified that we are not obligated to remove alterations or additions to the facilities upon the termination of the lease and extended our current right of first refusal to include the property adjacent to this property that we lease for additional office space. The amended and restated building lease agreement is filed with this Form 10-Q as Exhibit 10.36.
Building Lease Agreement
In August 2007, we entered into a building lease agreement with Biomed Realty, L.P. for 32,000 square feet of office space in a building adjacent to our headquarters in San Diego, California. We had previously subleased 8,000 square feet in this building. The lease expires in December 2012. We have a first right of refusal to purchase the facility during the term of the lease, as well as the right to extend the lease term for an additional 5-year period. The landlord has also extended us a $1.14 million tenant improvement allowance. The building will be used for general office administration, research and development labs and outbound distribution. The building lease agreement is filed with this Form 10-Q as Exhibit 10.37.
Master Services Agreement
We entered into a master services agreement with Therapeutics Inc., an independent clinical research organization, to conduct clinical studies for our company, including the 5-year post-approval safety study required by the FDA as part of its approval of ArteFill. Therapeutics Inc. will conduct project management, medical monitoring, case reports, subject recruitment, data analysis and other clinical study activities for clinical studies we initiate or that are conducted by third parties under a grant we provide to the third parties. This agreement has an initial term of 3 years. The master services agreement is filed with this Form 10-Q as Exhibit 10.38.
Amendment to Fixed Supply Agreement
In August 2007, we amended our existing supply agreement with Lampire Biological Labs, Inc., the supplier of the bovine calf corium we use to produce the bovine collagen contained in ArteFill. The amendment has a term of 1 year and requires that we purchase at least $612,000 of bovine calf corium during the term of the amendment. The first amendment to fixed price supply agreement is filed with this Form 10-Q as Exhibit 10.39.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit	Exhibit
number	Description
3.4 (1)	Amended and Restated Certificate of Incorporation.

3.6 (1)	Amended and Restated Bylaws.

3.7 (1)	Certificate of Amendment to Amended and Restated Bylaws.

4.1 (1)	Specimen common stock certificate.

4.2 (1)	Amended and Restated Investor Rights Agreement dated June 23, 2006, by and among us and the holders of our preferred stock listed on Schedule A thereto.

4.3 (1)#	Form of warrant to purchase common stock, issued to employees, consultants and service providers.

4.4 (1)#	Amended warrant to purchase up to 650,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.5 (1)	Form of warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction.

4.6 (1)	Form of warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction.

4.7 (1)	Form of warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing.

4.8 (1)	Form of warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction.

4.9 (1)	Warrant to purchase 200,000 shares of Series E preferred stock issued to Legg Mason Wood Walker, Inc. on December 22, 2005.

4.10 (1)	Form of warrant to purchase Series E preferred stock issued to certain investors in our Series E preferred stock financing.

4.11(1)	Form of warrant to purchase Series E preferred stock issued to National Securities Corporation in consideration for placement agent services provided to us in our Series E preferred stock financing.

4.12 (1)#	Amended warrant to purchase up to 150,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.13 (1)#	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to employees, consultants and service providers, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.14 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.15 (1)	Amendment dated June 23, 2006, to warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.16 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.17 (1)	Amendment dated June 23, 2006, to warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.18 (1)	Warrant to purchase 28,235 shares of Series E preferred stock issued to Comerica Bank on November 27, 2006.

10.36	Amended and Restated Building Lease Agreement, dated August 21, 2007.

10.37	Building Lease Agreement, dated August 21, 2007.

10.38	Master Services Agreement, dated June 4, 2007 between us and Therapeutics, Inc.

10.39	First Amendment to Fixed Price Supply Agreement, dated August 14, 2007, between us and Lampire Biological Labs, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit	Exhibit
number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the same numbered exhibit filed with or incorporated by reference in our Registration Statement on Form S-1 (File No. 333-134086), dated December 19, 2006.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Artes Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artes Medical, Inc.
Date: November 14, 2007	By:	\s\ Diane S. Goostree
Diane S. Goostree
Chief Executive Officer and President

Date: November 14, 2007
	By:	\s\ Peter C. Wulff
Peter C. Wulff
Executive Vice President and Chief Financial Officer