Form 10-K
period 2007-12-31
ARTES MEDICAL INC
filed 2008-03-14
CIK 1351197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(858) 550-9999
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant ( shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2007, was $131,477,913. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 3, 2008, there were outstanding 16,514,163 shares of the registrant’s common stock, par value $.001 per share, and no shares of the registrant’s preferred stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant’s 2008 Annual Meeting of Stockholders is scheduled to be held on June 11, 2008. The registrant will file its definitive proxy statement with the Securities and Exchange Commission not later than 120 days after the conclusion of its fiscal year ended December 31, 2007. In addition, certain exhibits filed with the Securities and Exchange Commission with our prior registration statements and reports are incorporated by reference in Part IV of this report.

ARTES MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2007

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

Overview

We are a medical technology company focused on developing, manufacturing and commercializing a new category of injectable aesthetic products for the dermatology and plastic surgery markets. On October 27, 2006, the FDA approved ArteFill, our non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds, for commercial sale in the United States. We commenced commercial shipments of ArteFill in February 2007. Currently, there are two categories of injectable aesthetic products used for the treatment of facial wrinkles: temporary muscle paralytics, which block nerve impulses to temporarily paralyze the muscles that cause facial wrinkles, and dermal fillers, which are injected into the skin or deeper facial tissues beneath a wrinkle to help reduce the appearance of the wrinkle. Unlike existing temporary muscle paralytics and other dermal fillers, which are temporary, and are comprised of materials that are completely metabolized and absorbed by the body, ArteFill is a proprietary formulation comprised of polymethylmethacrylate, or PMMA, microspheres and bovine collagen, or collagen derived from calf hides. PMMA is one of the most widely used artificial materials in implantable medical devices, and is not absorbed or degraded by the human body. Following injection, the PMMA microspheres in ArteFill remain intact at the injection site and provide a permanent support structure to fill in the existing wrinkle and help prevent further wrinkling. As a result, we believe that ArteFill will provide patients with aesthetic benefits that may last for years.

As part of the FDA approval process for our product ArteFill, we conducted a controlled, randomized, double-masked, prospective, multi-center U.S. clinical trial of 251 patients, in which 128 patients received ArteFill, and 123 patients received a control of either Zyderm® or Zyplast®, the leading bovine collagen-based temporary dermal fillers at that time. Patients who received ArteFill in our clinical trial showed wrinkle correction that persisted six months after treatment. In contrast, patients who received the collagen control in our clinical trial had returned to their pre-treatment status by their six-month evaluation. As provided in the study protocol, we offered all control group patients the opportunity to be treated with ArteFill at their six-month evaluation, and 91% of these patients accepted our offer. The safety profiles for ArteFill and the collagen control were comparable. In the 111 patients who were treated with ArteFill and remained in the study at 12 months after treatment, ArteFill demonstrated continued safety and wrinkle correction. We did not evaluate the patients who received the collagen control at 12 months after treatment because these patients had either elected to be treated with ArteFill at their six-month evaluation period or had returned to their pre-treatment status. Our promotion of the efficacy benefits of ArteFill is limited to the six-month efficacy evaluation period and the twelve-months follow up photos that we established as the official endpoint in our U.S. clinical trial.

In 2007, we completed a five-year follow-up study of 145 patients who were originally treated with ArteFill in our U.S. clinical trial. In this follow-up study, patients were evaluated for efficacy and safety at a mean of 5.4 years after their last ArteFill injection. With respect to patients who had received treatment for nasolabial fold wrinkles, independent masked observers compared the wrinkle ratings for these patients at five years to baseline (prior to treatment) with an n=119. The results were statistically significant (p<0.001), with patients showing continued wrinkle correction at five years compared to baseline. Patients also showed continued improvement, demonstrating statistically significant improvement (p=0.002) in wrinkle correction at five years compared to six months after treatment with an n=113. The differences in the number of patients varies based upon the number of patients that returned at each visit and the presence of evaluable photos for masked observer grading. As part of the study, physician investigators and patients were asked to provide their assessment of ArteFill treatment. Over 90% of the physician assessments were either “completely successful” or “very successful;” and over 90% of the patient assessments were either “very satisfied” or “satisfied.” We submitted the data from the study to the FDA for review in order to enhance the product labeling for ArteFill. The 5- year data was published in the December 2007 Filler issue of the peer reviewed Journal of Dermatologic Surgery and presented by key physician opinion leaders at major medical meetings and conferences during 2007.

We market and sell ArteFill to dermatologists, plastic surgeons and cosmetic surgeons in the United States through our direct sales force. We have rapidly increased the size of our direct sales force, from 21 sales representatives in September 2007 to more than 40 sales representatives as of March 3, 2008. We intend to expand to 48 sales representatives by June 30, 2008. We target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having performed a large number of procedures involving injectable aesthetic products. These physicians are geographically concentrated in major urban centers in the United States. As part of our marketing and sales program, we train physicians in the technique of injecting ArteFill with the goal of optimizing patient and physician satisfaction with our product. To date, more than 1,200 physicians have opened accounts with us to offer ArteFill to their patients, and more than 1,000 dermatologists, plastic surgeons, and cosmetic surgeons completed their ArteFill training in 2007.

Market Opportunity

Market Overview

Aesthetic procedures include non-surgical and surgical treatments to improve or enhance a patient’s physical appearance. According to the American Society for Aesthetic Plastic Surgery, or the ASAPS, there were approximately 9.6 million non-surgical aesthetic procedures performed in the United States in 2007, representing a total consumer market of more than $4.8 billion. The leading non-surgical aesthetic procedure in 2007 was the administration of Botox, followed by hyaluronic acid (a type of dermal filler), laser hair removal, microdermabrasion, and chemical peel and the treatment of varicose veins. Women represented 91% of the patients who underwent non-surgical aesthetic procedures in 2007. Most non-surgical aesthetic procedures are considered to be elective procedures, the cost of which must be paid for directly by patients, and is not reimbursable through government or private health insurance.

Based on published membership numbers of professional medical associations, we believe that there are approximately 24,000 physicians in the dermatology, plastic surgery and cosmetic surgery specialties in the United States.

Based on our market research, we believe that a majority of injectable aesthetic procedures are performed by approximately 2,000 physicians who are primarily concentrated in major urban centers in California, Florida, New York, Texas, Nevada, New Jersey, Arizona and Illinois.

Injectable Aesthetic Treatment Market

According to the ASAPS, injectable aesthetic treatments are the largest and, for dermal fillers, the fastest growing segment of the non-surgical aesthetic treatment market. Injectable aesthetic products are administered through a syringe into the facial skin or deeper facial tissues in order to reduce the appearance of facial wrinkles and scars and to add fullness to the lips and cheeks. The ASAPS reported that, in 2007, approximately 4.5 million injectable aesthetic procedures were performed in the United States, and U.S. consumers spent approximately $2.1 billion on injectable aesthetic treatments.

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

As noted above, currently, there are two categories of injectable aesthetic products: temporary muscle paralytics and dermal fillers. Temporary muscle paralytics block nerve impulses to temporarily paralyze the muscles that cause facial wrinkles. Dermal fillers are injected into the skin or deeper facial tissues to “plump up” the skin under a wrinkle or scar or to add fullness to tissues such as lips and cheeks. Because the substances contained in these products are completely metabolized and absorbed by the body over time, repeat injections typically are required to maintain the aesthetic effect.

The most widely used injectable aesthetic products currently approved by the FDA for use in the United States for the correction of facial wrinkles include the following, based on the latest available ASAPS data:

			Approximate
			Number of
			Procedures
Product Category	Leading Brands	Ingredient	Performed in 2007

Temporary Muscle Paralytics	Botox® Cosmetic	Botulinum toxin type A	2,800,000
Temporary Dermal Fillers	Captiquetm	Hyaluronic acid (HA)	1,400,000
	Perlane®
	Hylaform®
	Hylaform® Plus
	Restylane®
	Juvedermtm
	CosmoDerm®	Human or bovine collagen	64,000
	CosmoPlast®
	Zyderm®
	Zyplast®
	Radiessetm	Calcium hydroxylapatite (CaHA)	119,000
Non-resorbable Dermal Filler	ArteFill	Purified bovine collagen and PMMA microspheres	12,000

Physicians also may use other injectable products off-label, beyond their FDA-approved labeled indications, to treat facial wrinkles and scars. For example, physicians used Sculptra®, an injectable product consisting of a combination of saline and poly-L lactic acid, or PLLA, microspheres approved by the FDA for the restoration and/or correction of the signs of facial fat loss in people with human immunodeficiency virus, or HIV, in approximately 45,000 aesthetic procedures in 2006. Similar to the FDA-approved temporary dermal fillers listed above, the substances contained in Sculptra are completely metabolized and absorbed by the body over time.

Injectable aesthetic treatments usually involve multiple injections into the area to be corrected. Treatments typically are administered in less than 30 minutes. Patients often will receive a local anesthetic or nerve block, either topically or by injection, to reduce pain during treatment, especially for the treatment of sensitive areas. The instructions for use of all treatments that contain bovine collagen require physicians to administer a skin test for allergic reactions to bovine collagen approximately 30 days before a patient’s first treatment with the bovine collagen-based product. Historically, approximately 3 to 5% of patients test positive for bovine collagen allergies to other bovine collagen based products. We believe the rate of allergic reactions to bovine collagen is inversely related to the purity of the collagen, and we believe our collagen is of a higher level of purity than historical bovine collagen fillers. In our randomized study, there were no positive skin tests in the 128 patients first randomized to receive ArteFill treatment or the 106 control patients who elected to receive ArteFill injections in the cross-over cohort. We are currently in discussions with the FDA to determine what data they require in order to remove our skin test requirement.

Market Dynamics for Injectable Aesthetic Treatments

The market for injectable aesthetic treatments is characterized by the following:

Rapid market acceptance of innovative and/or longer lasting aesthetic products.  Injectable aesthetic products that offer new or improved benefits and/or longer lasting aesthetic effects have often achieved rapid market acceptance. Recent examples include:

•	Botox Cosmetic. Botox treatments are the most common aesthetic procedure performed in the United States. According to the ASAPS, approximately 2.8 million Botox treatments for aesthetic use were performed in the United States in 2007. Since 1997, Botox treatments have experienced an annual growth rate of 46%.

•	Restylane. Launched in January 2004, Restylane, a product comprised primarily of hyaluronic acid, a jelly-like substance that is found naturally in living organisms and acts to hydrate and cushion skin tissue, has become the leading temporary dermal filler approved by the FDA for the correction of facial wrinkles. According to the ASAPS, the number of hyaluronic acid-based procedures has increased significantly over the past several years, with 1.4 million procedures in 2007. We believe this increase was mainly attributable to the market launch of Restylane, which provides patients with a moderately longer lasting aesthetic benefit compared to prior leading temporary dermal fillers, such as the collagen-based Zyderm and Zyplast, and does not require a skin test prior to treatment like bovine collagen-based products.

•	Juvéderm. Launched in 2006, Juvéderm is a product also comprised primarily of hyaluronic acid. Juvéderm competes with Restylane and does not require a skin test prior to treatment like bovine collagen-based products.

Off-label use of available products.  Physicians may use injectable aesthetic products beyond their specific FDA-approved indications. Off-label usage is common across medical specialties because physicians often use their professional judgment to decide whether an off-label use is the best treatment option for their patients. The FDA does not regulate the behavior of physicians in their choice of treatment options. The FDA does, however, strictly prohibit a manufacturer’s promotion, advertising and labeling of all off-label uses. FDA penalties for promoting products off-label can include adverse publicity, warning letters, fines, civil and criminal penalties, injunctions and product seizures.

The following table highlights common off-label uses for several major injectable aesthetic products as compared to their FDA-approved indications:

Approved by the
FDA for the
Product	Leading	Treatment of	FDA-Approved	Common Off-Label
Formulation	Brand(s)	Facial Wrinkles	Indications	Uses

Botulinum toxin type A	Botox Cosmetic	Yes	Moderate to severe frown lines	Forehead wrinkles; crow’s feet; and vertical neck bands
Hyaluronic acid	Captique, Perlane, Hylaform, Restylane, Juvederm	Yes	Moderate to severe facial wrinkles and folds, such as smile lines	Forehead wrinkles; lip augmentation; and acne scars
Bovine or human collagen	CosmoDerm, CosmoPlast, Zyderm, Zyplast	Yes	Soft tissue contour deficiencies such as wrinkles and acne scars	Lip augmentation
Calcium hydroxylapatite (CaHA)	Radiesse	Yes	Vocal cord augmentation, radiographic tissue marking, and oral maxillofacial defects, moderate to severe facial wrinkles and folds, such as nasolabial folds	Frown lines; marionette lines; lip augmentation
Poly-L lactic acid (PLLA)	Sculptra	No	Facial fat loss associated with HIV	Smile lines; marionette lines; and facial contours

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

Limitations of Current Treatments

All other injectable aesthetic products currently approved by the FDA for the treatment of facial wrinkles contain substances that are readily absorbed and completely metabolized by the body, rendering their aesthetic effects relatively short-lived.

The temporary duration of these products limits their usefulness to physicians and patients in the following way:

•	Patients must undergo repeat injections to sustain aesthetic benefits. In order to sustain the desired aesthetic benefits, patients must undergo repeat injections, which involve additional pain and inconvenience as a result of the multiple facial injections and the recovery time associated with each treatment. Some patients who undergo repeat injections may develop scars and discoloration in the target tissue area.

•	Cumulative cost and inconvenience of repeat injections. The cumulative cost and inconvenience of repeat treatments required to maintain the desired aesthetic benefits with currently available injectable aesthetic products may decrease the appeal of these products to patients over time. Based on data from the ASAPS, a patient treated with Botox Cosmetic would need to undergo between 10 to 15 treatments over a five year period to maintain the aesthetic benefit. A patient treated with Restylane would need to undergo between five to 15 treatments to maintain the aesthetic benefit over a similar five year period. Based on pricing data reported by the ASAPS, the cumulative cost to the consumer of these treatments would be at least $5,000 over five years.

•	Risk to physician practices of patient attrition. The expense, pain and inconvenience of a repeat injection regimen can decrease patient satisfaction with injectable aesthetic treatments and lead patients to discontinue treatments. Based on our market research and discussions with physicians, we believe that a significant percentage of patients suspend or cease injectable aesthetic treatments within one year after their first treatment. Patients who discontinue the use of injectable aesthetic products may stop going to the physician’s office altogether, resulting in the physician losing the opportunity to market additional products and services to these patients.

•	Current products may have limited utility in conjunction with aesthetic surgical procedures. Physicians sometimes use injectable aesthetic products during surgical procedures, such as facelifts, nose reconstructions or other facial reconstruction procedures. The aesthetic effects provided by these products, however, have a much shorter duration than the aesthetic effects provided by surgical procedures. As a result, surgeons have not widely adopted currently available injectable aesthetic products for use in conjunction with surgical procedures.

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

Our Solution — ArteFill

ArteFill is a novel and proprietary injectable aesthetic implant for the correction of nasolabial folds, or smile lines. In October 2006, the FDA approved ArteFill for commercial sale in the United States, and we commenced commercial shipments of ArteFill in February 2007. ArteFill is the first product in a new category of non-resorbable aesthetic injectable products for the dermatology and plastic surgery markets. Unlike existing temporary muscle paralytics and temporary dermal fillers, which are comprised of materials that are completely metabolized and absorbed by the body, ArteFill is a proprietary formulation comprised of PMMA microspheres and purified bovine collagen. Following injection, the PMMA microspheres in ArteFill remain intact at the injection site and provide a permanent support structure to fill in the existing wrinkle and help prevent further wrinkling. As a result, we believe that ArteFill will provide patients with aesthetic benefits that may last for years. ArteFill has been shown to be safe and effective in our U.S. clinical trials. We believe we have treated over 6,000 patients in 2007. Since launch, there have been a limited number of side effects reported, and those were similar to side effects seen in other dermal fillers. There were no MDR’s reportable to the FDA.

We believe that ArteFill will offer the following benefits to physicians and patients:

•	Enduring aesthetic improvements. We have developed ArteFill to provide patients with aesthetic benefits that we believe may last for years. Based on clinical trial data, the FDA has determined that ArteFill is safe and effective and has allowed us to characterize it as a non-resorbable aesthetic injectable implant. ArteFill is the first non-resorbable injectable aesthetic product approved by the FDA for the treatment of nasolabial folds. Patients who received ArteFill in our clinical trial showed wrinkle correction that persisted six months after treatment. In contrast, patients who received the collagen control in our clinical trial had returned to their pre-treatment status by their six-month evaluation. As provided in the study protocol, we offered all control group patients the opportunity to be treated with ArteFill at their six-month evaluation, and 91% of these patients accepted our offer. In the 111 patients who were treated with ArteFill and remained in our clinical trial at 12 months after treatment, ArteFill demonstrated continued safety and wrinkle correction. We did not evaluate the patients who received the collagen control at 12 months after treatment because at their six-month evaluation period, these patients had either elected to be treated with ArteFill or had returned to their pre-treatment status. Our promotion of the efficacy benefits of ArteFill is limited to the six-month efficacy evaluation period and the twelve-month follow up photos that we established as the official endpoint in our U.S. clinical trial.

In 2007, we completed a 5-year follow-up study of 145 patients who were treated with ArteFill in our U.S. clinical trial. In addition to demonstrating the safety profile of ArteFill, the study showed statistically significant (p<0.001) improvement in patient wrinkle correction five years after the patient’s last ArteFill treatment, and a statistically significant (p = 0.002) improvement in wrinkle correction at the five-year point compared to the six-month evaluation period. The FDA is currently reviewing the data from the study which we submitted in order to enhance the product labeling for ArteFill. The 5-year data was published in the December 2007 Filler issue of the peer reviewed Journal of Dermatologic Surgery.

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

Our Strategy

Our goal is to become a leading medical technology company focused on developing, manufacturing and commercializing a new category of injectable aesthetic products for the dermatology and plastic surgery markets in the United States. We plan to achieve this goal through the following strategies:

•	Establish ArteFill as a leading injectable aesthetic product. ArteFill is the first product in a new category of non-resorbable aesthetic injectable products for the dermatology and plastic surgery markets. We believe ArteFill will provide patients with aesthetic benefits that may last for years. Therefore, we intend to continue to differentiate ArteFill from other injectable aesthetic products and position ArteFill as the premier enduring injectable aesthetic product for the treatment of nasolabial folds. We are and plan to continue to work closely with key opinion leaders to drive physician and patient awareness of the unique benefits of ArteFill.

•	Provide physicians with comprehensive education and training programs. In connection with the commercial launch of ArteFill, we have implemented a comprehensive physician education and training program to foster consistent and high-quality injection procedures and results. Our education and training program includes web-based training, in-office and off-site training seminars, as well as physician-to-physician training. We believe our education and training programs will enable physicians to improve patient outcomes and satisfaction. As of December 31, 2007, we trained 1,007 physicians in the use of ArteFill and who are also listed on our physician locator of our product website ArteFill.com. Of these trained physicians, we believe that 665 physicians have ordered and treated patients with ArteFill.

•	Drive the adoption of our products through a direct sales and marketing effort. We have built a direct sales team of more than 40 sales professionals as of March 3, 2008 and intend to grow the sales force up to 48 sales professionals by June 30, 2008. We target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having historically performed a significant number of procedures involving injectable aesthetic products. Based on our market research, we believe that a majority of injectable aesthetic procedures are performed by approximately 2,000 physicians concentrated in several major urban centers in the United States. As part of our marketing efforts, we provide physicians with training, marketing programs and practice support services with respect to the use of ArteFill. We also use targeted marketing, advertising and promotional activities to educate consumers about the benefits of ArteFill.

•	Implement programs to increase awareness and demand from consumers. We have begun several direct marketing initiatives, which include online marketing and regional print advertising and intend to add more initiatives in 2008, including internet marketing, expanded print marketing, and radio advertising. We entered into an agreement with iVillage, the #1 women’s community website, which is viewed by more than 17 million visitors per month. In addition, the Company has placed focused regional print advertising in key publications within major metropolitan markets, including the New York Times: “T” Magazine, which is an insert that reaches 1.7 million readers. To assist us in developing our direct marketing efforts, we have retained Lehman Millet, an advertising agency with experience in the aesthetic device space; Manning, Selvage & Lee, a public relations firm with experience in consumer and beauty; and eVisibility, an Internet marketing firm with experience in on-line marketing and search engine optimization.

•	Expand our product offering by acquiring complementary products, technologies or businesses. We may expand our aesthetic product offerings by acquiring complementary products, technologies or businesses that may be sold by our direct sales force to dermatologists, plastic surgeons and cosmetic surgeons. We also plan to explore additional uses of our injectable microsphere platform technology in markets outside of personal aesthetics through collaborative arrangements with strategic partners.

Our Product

ArteFill is composed of PMMA microspheres (20% by volume) suspended in a water-based carrier gel (80% by volume) containing bovine collagen and lidocaine, a local anesthetic. ArteFill is a smooth, opaque, off-white gel. We sell ArteFill in two kit configurations containing five sterile pre-filled syringes of either 0.4 cc or 0.8cc of ArteFill. We also provide individual skin test kits, with each kit containing five skin test syringes filled with our manufactured bovine collagen.

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

We currently manufacture our PMMA microspheres at our manufacturing facility in Frankfurt, Germany. We have developed a proprietary manufacturing process that generates round and smooth microspheres from medical grade PMMA. This proprietary process ensures that our PMMA microspheres are of the proper size and shape to meet the FDA’s stringent quality requirements. We intend to duplicate the proprietary manufacturing process at our San Diego California facility and submit for FDA approval for commercial use during 2008.

Bovine Collagen

We manufacture the bovine collagen contained in ArteFill at our manufacturing facility in San Diego, California. Bovine collagen has been used by plastic surgeons and dermatologists to treat wrinkles and scars for over 25 years. To ensure both safety and quality, we use a proprietary manufacturing process to produce a highly purified and partly denatured bovine collagen solution from calf hides. Historically, approximately 3-5% of patients test positive for allergies to other bovine collagen-based products. We believe that our collagen is among the most highly purified injectable collagens in the medical industry, and accordingly, may cause a lower incidence rate of allergic reactions in patients, providing us with a competitive advantage over other bovine collagen-based injectable aesthetic products. In our randomized study, there were no positive skin tests in the 128 patients first randomized to receive ArteFill treatment or the 106 control patients who elected to receive ArteFill injections in the cross-over cohort.

In February 2008, we met with the FDA to discuss what data would be needed in order for the FDA to approve treatment with ArteFill without a skin test.

We take numerous precautions to help ensure that our bovine collagen is free from BSE. We purchase our supply of calf hides from a herd that is isolated, bred and monitored in accordance with both FDA and USDA guidelines. This closed herd provides a reliable source of raw material, with backup capabilities in case of natural disasters. We purchase only the hides of male calves younger than six months of age. Studies of BSE outbreaks have found that BSE typically manifests itself in female cattle between 40 and 60 months of age. The youngest calf ever detected with BSE was 19 months of age. These studies also have found that BSE is more than 100 times more prevalent in adult females than adult males. We are exploring the use of male calves older than six months, but do not believe that this will increase our risk of BSE. We currently have a two year supply of calf hides in frozen storage at our manufacturing facility and intend to establish and maintain a supply of calf hides that will last for more than two years. The FDA has required that we continue to monitor the stability of our ArteFill product for a sufficient period of time to support the 18-month expiration date in our product label.

Lidocaine

ArteFill contains a local anesthetic, lidocaine (0.3%). Lidocaine reduces patient discomfort during and after the injection process, making ArteFill injections more convenient for patients and physicians than other injectable aesthetic products that do not contain a local anesthetic.

Storage and handling

We sell ArteFill in kits containing five sterile pre-filled syringes, sealed within a thermoformed tray. These kits must be maintained in refrigerated storage at standard domestic refrigerator temperatures (2o to 8o C) for the duration of the product shelf life. We ship each kit inside a container designed to maintain the 2o to 8o C temperature requirement during transit.

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

As with all bovine collagen-based products, the instructions for use of ArteFill require physicians to administer a skin test to screen each patient for an allergic reaction to bovine collagen before the patient’s first treatment. The skin test involves the physician injecting our purified bovine collagen into the patient’s forearm skin and the patient monitoring the treatment area for 28 days. If there are no signs of irritation during the 28-day monitoring period, the patient can proceed with the ArteFill treatment. We believe that our collagen is among the most highly purified injectable collagens in the medical industry and that our collagen accordingly may result in a lower rate of allergic reactions in patients, providing us with a competitive advantage over other bovine collagen-based injectable aesthetic products. In February 2008, we met with the FDA to discuss what data would be needed in order for the FDA to approve treatment with ArteFill without a skin test.

Our Physician Training and Education Program

The goal of our training program is to maximize patient and physician satisfaction with ArteFill by fostering consistent and high-quality injection procedures. As part of our commercial launch, we initiated a comprehensive training program in order to ensure that physicians are trained to inject ArteFill using a common tunneling injection technique. We offer ArteFill only to physicians who have successfully completed our training program. We have focused and intend to continue to focus on training those physicians whom we have identified as having significant experience in performing injectable aesthetic procedures using the tunneling injection technique. As of December 31, 2007, we trained 1,007 physicians in the use of ArteFill. We have designed our training program to be adaptable to each physician’s level of prior experience with this technique. Our training program includes the following modules:

•	Web-based Training. We offer physicians a 30 minute web-based interactive tutorial on ArteFill’s scientific background, clinical trial information, injection technique and treatment guidelines.

•	In-office Training. We offer physicians who have significant experience with the tunneling injection technique a training program in their offices. The training includes an injection technique video, an injection training manual and reference materials.

•	Training Seminars/Hands-on Training. Other physicians participate in a half-day educational program that provides in-depth injection technique training. The program includes live demonstrations and hands-on practice injecting ArteFill. We also provide training support, an injection training manual and reference materials.

•	Physician-to-Physician Training. We have established a peer training program, through which physicians who are highly skilled in the tunneling injection technique and have completed our training program may participate in training other physicians.

Sales and Marketing

We commenced commercial shipments of ArteFill in February 2007. We have built a direct sales force in the United States to sell ArteFill into the dermatology and plastic surgery markets. We target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having performed a large number of procedures involving injectable aesthetic products. We market ArteFill through our sales and marketing organization, which consisted of more than 40 sales professionals as of March 3, 2008. We intend to expand our sales force to 48 sales professionals by June 30, 2008, in order to provide better account management coverage and be able to expand up to 1,800 trained physicians by December 31, 2008.

Within the dermatology and plastic surgery markets, we believe that there are approximately 24,000 physicians in the United States, including approximately 14,000 dermatologists, 7,500 plastic and reconstructive surgeons and 2,500 facial/ear-nose-and-throat plastic surgeons. However, we believe that only approximately 6,000 of these physicians offer injectable aesthetic products to their patients.

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

As part of our marketing strategy, we have developed programs to support physicians and their practices and to foster a mutual commitment to patient satisfaction. Specifically, these programs include:

•	technical skill support programs, such as advanced injection training symposia;

•	promotional materials that provide a physician’s patients with information about ArteFill treatments;

•	marketing programs to assist physicians in developing their patient base for ArteFill; and

•	participation in our web-based physician locator service.

•	consumer oriented programs to drive brand awareness.

We market and plan to continue to market ArteFill to physicians through scientific presentations at key medical conferences and symposia, advertising in scientific journals, industry trade publications and our website. We have and intend to continue to publish scientific articles to expand physician awareness of our product, and we have and intend to continue offer clinical forums with recognized expert panelists to discuss their experience with ArteFill. We are striving to build consumer awareness of ArteFill through physician office marketing programs, health and lifestyle magazine advertisements and our website. We have begun several direct marketing initiatives, which include online marketing and regional print advertising. We entered into an agreement with iVillage, the #1 women’s community website, which is viewed by more than 17 million visitors per month. In addition, the Company has placed focused regional print advertising in key publications within major metropolitan markets, including the New York Times: “T” Magazine, which is an insert that reaches 1.7 million readers. We plan to add more initiatives in 2008, including internet marketing, expanded print marketing, and radio advertising. To assist us in developing our direct marketing efforts, we have retained Lehman Millet, an advertising agency with experience in the aesthetic device space; Manning, Selvage & Lee, a public relations firm with experience in consumer and beauty; and eVisibility, an Internet marketing firm with experience in on-line marketing and search engine optimization.

Manufacturing

We have established our 35,000 square foot dedicated manufacturing facility and corporate headquarters in San Diego, California for the production of ArteFill. At this facility, we utilize a proprietary manufacturing process to produce purified and partly denatured bovine collagen from calf hides for the water-based carrier gel, which includes 3.5% purified bovine collagen. Our proprietary process includes viral inactivation, extraction, purification and sterile filtration of the collagen. Our viral inactivation procedure employs two separate validated process steps to inactivate potential viruses in the bovine corium, or inner layer of the calf skin. In addition, we treat our bovine collagen with sodium hydroxide to inactivate potential viruses. We create the final product at this facility by evenly suspending our PMMA microspheres within the water-based carrier gel, which includes 0.3% lidocaine, through our proprietary sterile mixing and syringe filling process. We then package the sterile pre-filled syringes into kits, where each kit contains five sterile pre-filled syringes of either 0.4 cc or 0.8cc of ArteFill.

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

We currently manufacture our PMMA microspheres at our 3,550 square foot dedicated manufacturing and warehouse facility in Frankfurt, Germany. We utilize a proprietary manufacturing process that generates round and smooth microspheres from medical grade PMMA. The process extracts microspheres ranging from 30 to 50 microns in diameter, and ensures that no more than 1% of the total number of microspheres are smaller than 20 microns in diameter. We then sterilize and package the microspheres and ship them to our San Diego manufacturing facility for final inspection and use in ArteFill. We believe our Frankfurt facility has sufficient capacity to meet our needs for PMMA microspheres for the foreseeable future. We intend to implement redundant capabilities for the production of PMMA microspheres at our San Diego facility and plan to submit to the FDA for the approval for commercial use of this new capability in 2008. In addition, we plan to further improve and automate our production process in San Diego.

Manufacturing facilities that produce medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced review by the FDA and other regulatory agencies. On October 27, 2006, the FDA issued final certification of our facilities in connection with its approval of ArteFill for sale in the United States. Manufacturing facilities that produce medical devices intended for sale and distribution in the European Economic Community, or EEC, are subject to regulatory requirements of the Medical Devices Directive, or MDD, as well as various International, or ISO, and European National, or EN, standards. In Europe, Notified Bodies are responsible for the enforcement of MDD regulations. In January 2006, KEMA, a European Notified Body, issued to us a quality system certificate indicating that our facilities are in compliance with ISO 13485:2003, the internationally recognized quality system standard for medical device manufacturers.

We have limited experience in manufacturing commercial quantities of ArteFill. While we believe that our current facilities will be sufficient to manufacture an adequate supply to meet the demand for ArteFill through the next several years, in order to produce ArteFill in the quantities we anticipate will be necessary to meet future market demand, we will need to increase our manufacturing capacity significantly over the current level.

Material Agreements

Intercompany Manufacturing and Supply Agreement

We have in place an intercompany manufacturing and supply agreement with our wholly-owned subsidiary, Artes Medical Germany GmbH, or Artes Medical Germany, pursuant to which Artes Medical Germany exclusively manufactures and supplies to us the PMMA microspheres used in ArteFill. Under the terms of this agreement, pricing for the PMMA microspheres is based on Artes Medical Germany’s actual documented production costs, determined in accordance with generally accepted accounting principles in the United States, subject to adjustment, plus an additional manufacturing profit. This agreement has an indefinite term, but may be terminated by either us or Artes Medical Germany for cause, or by us in the event of a supply failure or for convenience at any time upon ninety days’ prior written notice of termination to Artes Medical Germany.

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

Supply Agreement

We also have in place a supply agreement with Lampire Biological Labs, Inc., or Lampire, pursuant to which Lampire sells to us bovine corium, which we use to produce our highly purified and partly denatured bovine collagen contained in ArteFill. Under the terms of this agreement, pricing is based on unit fees for the acquisition of calves and for processing. Lampire has agreed to process the bovine corium in strict accordance with general and manufacturing process requirements to ensure safety and quality, and to ensure that our bovine collagen is free from BSE. The agreement requires that we purchase at least $612,000 of bovine corium during the one-year term. This agreement is subject to automatic renewals of successive one-year periods. Lampire is our sole supplier of bovine corium.

Settlement and License Agreement

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

On September 21, 2007, we entered into a second license agreement with BioForm. Under the second agreement, BioForm pre-paid all future royalty obligations to the Company by making two payments totaling $5.5 million. These payments replaced any future royalty obligation of BioForm to the Company under the settlement and license agreement, dated October 31, 2005. We received payment of the $5.5 million from BioForm in the fourth quarter of 2007.

Financing Arrangement

In January 2008, we entered into a financing arrangement with Cowen Healthcare Royalty Partners, L.P., or CHRP, to raise $21.5 million, and up to an additional $1 million in 2009 contingent upon our satisfaction of a net product sales milestone. We intend to use the proceeds to expand both our dedicated U.S. sales force and consumer outreach programs. We used $8.6 million of the proceeds to payoff and terminate our existing credit facility with Comerica Bank. The financing closed on February 12, 2008, resulting in net proceeds of $12.6 million after the repayment of our debt to Comerica Bank and payment of certain transaction expenses.

Under the revenue interest financing and warrant purchase agreement, or Revenue Agreement, CHRP acquired the right to receive a revenue interest on our U.S. net product sales from October 2007 through December 2017. We are required to pay a revenue interest on U.S. net product sales of ArteFill®, any improvements to ArteFill®, any internally developed products and any products in-licensed or purchased by us, provided that such improvements, internally developed, in-licensed or purchased products are primarily used for or have an FDA-approved indication in the field of cosmetic, aesthetic or dermatologic procedures. The scope of the products subject to CHRP’s revenue interest narrows following the date the cumulative payments we make to CHRP first exceed a specified multiple of the consideration paid by CHRP for the revenue interest. In addition, we are required to make two lump sum payments of $7.5 million to CHRP, the first in January 2012 and the second in January 2013.

In the event of (i) a change of control, (ii) a bankruptcy or other insolvency event, (iii) subject to a cure period, material breach of the covenants, representations or warranties in the financing documents, each a “put event”, CHRP has the right to require us to repurchase from CHRP its revenue interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by CHRP under the Revenue Agreement less the cumulative payments previously paid by us to CHRP under the Revenue Agreement; or (b) the amount which will provide CHRP, when taken together with the payments previously paid under the Revenue Agreement, a specified rate of return. The Revenue Agreement contains certain customary representations, warranties and indemnities.

Under the Revenue Agreement, we issued CHRP a warrant to purchase 375,000 shares of common stock, at an exercise price equal to $3.13 per share. This warrant has a 5 year term, and allows for cashless exercise.

As part of the financing, we also entered into a note and warrant purchase agreement or the Note and Warrant Agreement with CHRP pursuant to which we agreed to issue and sell to CHRP, at the closing of the financing, a

10% senior secured note in the principal amount of $6,500,000. The note has a term of five (5) years and bears interest at 10% per annum, payable monthly in arrears. We have the option to prepay all or a portion of the note at a premium. In the event of an event of default, with “event of default” defined as (i) a put event, (ii) a failure to pay the note when due, (iii) our material breach of its covenants and agreements in the Note and Warrant Agreement, (iv) our failure to perform an existing agreement with a third party that accelerates the majority of any debt in excess of $500,000 or (v) subject to a cure period, material breach of the covenants, representations or warranties in the financing documents, the outstanding principal and interest in the note, plus the prepayment premium, shall become immediately due and payable.

Under the Note and Warrant Agreement, we issued CHRP a warrant to purchase 1,300,000 shares of common stock, at an exercise price equal to $5.00 per share. This warrant has a 5 year term, and allows for cashless exercise.

Under the Revenue Agreement and the Note and Warrant Agreement, we have agreed not to, without the prior written consent of CHRP: (i) create any liens, other than specific permitted liens, (ii) sell or dispose of all of any material part of its business or property, (iii) merge or consolidate with or into any other business organization, with limited exceptions, (iv) incur any debt other than specific permitted debt, and (v) pay any distributions or dividends to holders of its capital stock. We have also agreed to take actions to maintain CHRP’s security interests and to take commercially reasonable actions to maintain its intellectual property and other assets.

Pursuant to the terms of the Revenue Agreement and the Note and Warrant Agreement, we entered into security agreements in favor of CHRP to secure our performance under the financing documents. Under the security agreement contemplated by the Revenue Agreement, we granted to CHRP a security interest in and to the rights underlying the revenue interest, including our intellectual property, regulatory approvals, clinical data, license and other rights related to ArteFill® and to any other products included in the revenue interest, or the Underlying Rights. We also granted to CHRP a second priority interest in the Underlying Rights, and a first priority interest in all other assets of the Company, under the security agreement contemplated by the Note and Warrant Agreement. Subject to certain limits, the security agreements permit us to obtain a revolving line of credit secured by our inventory and accounts receivable.

In addition to the security agreements, we entered into a joint bank account arrangement with CHRP that provides that the revenue interest percentage will be transferred each business day to CHRP.

We and CHRP also entered into an investor rights agreement, under which we agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares underlying the warrants issued to CHRP.

Under the investor rights agreement, we also agreed to elect two individuals designated by CHRP to our Board of Directors, including: (i) an employee of CHRP, or the CHRP Director, and (ii) an individual with relevant experience in the Company’s industry and who is acceptable to a majority of the then serving directors on the Board, or the Industry Director. On February 12, 2008, Todd Davis, a Managing Director of Cowen Healthcare Royalty GP, LLC, the General Partner of CHRP, was elected to the Board as the CHRP Director. The Industry Director will be elected when CHRP and our Board identify a qualified candidate. Mr. Davis was elected as a Class I director, with a term ending at the annual meeting of stockholders held in 2010. The Industry Director will serve as a Class II director, with a term ending at the annual meeting of stockholders held in 2011. Our Board will, subject to its fiduciary obligations, use commercially reasonable efforts to continue to nominate two individuals designated by CHRP to serve as the CHRP and Industry Directors at each election of directors until the earliest to occur of: (i) December 31, 2017, (ii) the date the cumulative payments to CHRP made by the Company with respect to the Revenue Agreement first exceed a specified multiple of the consideration paid to the Company by CHRP or (iii) upon a change of control. If at any time the CHRP Director is not serving on the Board, CHRP will have a right to participate in all meetings of the Board in a nonvoting observer capacity.

Competition

The market for injectable aesthetic products is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete against other medical technology and pharmaceutical companies who market aesthetic products. In the United States, we compete primarily with companies that offer temporary injectable aesthetic products approved by the FDA for the correction of facial wrinkles, such as Medicis Pharmaceutical Corporation, Allergan, Inc. and BioForm Medical, Inc. In addition, we compete with companies that offer products that physicians currently use off-label for the correction of facial wrinkles, including Dermik Laboratories, a subsidiary of sanofi-aventis. A number of companies, such as Mentor Corporation and Johnson and Johnson, are currently developing new products that may be used for the treatment of facial wrinkles, although we believe none of them involve a non-resorbable injectable aesthetic implant. We also compete with companies that offer different treatments for facial wrinkles, including topical cosmeceuticals and creams, chemical peels, laser skin treatments and microdermabrasion.

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

In February 2003, an independent expert advisory panel on general and plastic surgery devices recommended that our PMA application be considered approvable. The FDA adopted the recommendations of the panel, and in January 2004 the FDA issued a letter informing us that our PMA application was approvable, subject to the fulfillment of two conditions. The first condition to approval required us to demonstrate that we can manufacture the bovine collagen component of ArteFill at a dedicated manufacturing facility according to FDA quality requirements. The second condition to approval was the submission of a post-market study protocol for examining the potential incidence of delayed granuloma formation in patients treated with ArteFill. A granuloma is an inflammatory reaction to a foreign body that results in redness and hardening of tissue at the injection site. Granuloma formation has been reported to occur in patients treated with all dermal fillers. In the case of temporary dermal fillers, this condition can dissipate when these fillers biodegrade and are reabsorbed by the body. In the case of ArteFill, which is a non-resorbable aesthetic injectable implant containing PMMA microspheres that will not be absorbed or degraded by the human body, it is believed that granuloma formation could occur at any time after injection, although we, the FDA and the medical community currently do not have long-term data regarding the incidence rate of granuloma formation in patients treated with ArteFill. As a result, the FDA has required us to conduct this post-market study to examine whether treatment with ArteFill affects the incidence rate of granuloma formation. We are required to identify the methods by which we will monitor approximately 1,000 patients for granuloma formation for a period of five years after the date of their initial treatment. The FDA has informed us that our proposed protocol is acceptable and we began our five year post market study in September 2007.

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

In early 2007, we completed a five-year follow-up study of 145 patients who were treated with ArteFill in our U.S. clinical trial. We submitted the results of our five-year follow-up study to the FDA in March 2007 to seek approval to enhance product labeling that would allow us to claim efficacy benefits of ArteFill beyond six months. We received the FDA’s comments to our submission and their request for additional information in August 2007. We are currently supplying this information to the FDA for consideration to complete their review of the supplement and enabling us to enhance the product label. There can be no assurance, however, that we will be successful in obtaining FDA approval to claim that the aesthetic benefits of ArteFill extend beyond six months or to expand our product labeling to cover additional indications.

In February 2008, we met with the FDA to discuss what data would be needed in order for the FDA to approve treatment with ArteFill without a skin test. There can be no assurance, however, that any data that we gather will be acceptable by the FDA or sufficient for the FDA to approve treatment with ArteFill without a skin test.

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

Promotion and Advertising Restrictions

We may promote and advertise ArteFill only for the correction of nasolabial folds. We are also limited to promoting the efficacy benefits of ArteFill for six months and twelve-month follow up photos. However, physicians may prescribe ArteFill for uses that are not described in its FDA-approved labeling and for uses that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, strictly prohibit a manufacturer’s communications regarding off-label uses. Companies cannot actively promote FDA-approved devices for off-label uses. If the FDA believes we are promoting ArteFill for off-label uses, we could be subject to negative publicity, warning letters, fines, civil and criminal penalties, injunctions and product seizures.

FDA Investigation

In March 2006, the counsel for Dr. Gottfried Lemperle, our former Chief Scientific Officer and a former member of our board of directors, in the Sandor litigation discussed in “Legal Proceedings” below informed us that she had contacted an investigator in the FDA’s Office of Criminal Investigations. She further stated that the FDA investigator informed her that the FDA has an open investigation regarding us, Dr. Gottfried Lemperle and his son, Dr. Stefan Lemperle, our former Chief Executive Officer and a former director, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that when the investigation is completed, it could be referred to the U.S. Attorney’s office for criminal prosecution. In February 2008, we contacted the FDA’s Office of Criminal Investigations. That office confirmed that the investigation is ongoing and has been referred to the U.S. Attorney’s office, but did not provide any additional information regarding this investigation or whether the U.S. Attorney’s office may commence an action. For more information, see “Legal Proceedings” below.

International Regulation

As a manufacturer of Class III medical devices, our manufacturing processes and facilities are subject to regulation and review by international regulatory agencies for products sold internationally. A medical device may only be marketed in the European Union, or the EU, if it complies with the Medical Devices Directive (93/42/EEC), or the MDD, and bears the CE mark as evidence of that compliance. To achieve this, the medical devices in question must meet the essential requirements defined under the MDD relating to safety and performance, and we as manufacturer of the devices must undergo verification of our regulatory compliance by a third party standards certification provider, known as a notified body. In January 2006, we received a quality system certificate from a notified body, demonstrating our compliance with ISO 13485:2003, the internationally recognized quality system standard for medical device manufactures. The ISO 13485:2003 certificate represents the first step toward demonstrating compliance with the appropriate medical and statutory requirements for receipt of the CE mark which is needed if we decide to market in the EU and for marketing approval in Canada. At this time, we do not have active plans to market in these regions.

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

In 2007, we completed a five-year follow-up study of 145 patients who were originally treated with ArteFill in our U.S. clinical trial. In this follow-up study, patients were evaluated for efficacy and safety at a mean of 5.4 years after their last ArteFill injection. With respect to patients who had received treatment for nasolabial fold wrinkles, independent masked observers compared the wrinkle ratings for these patients at five years to baseline (prior to treatment) with an n=119. The results were statistically significant (p<0.001), with patients showing continued wrinkle correction at five years compared to baseline. Patients also showed continued improvement, demonstrating statistically significant improvement (p=0.002) in wrinkle correction at five years compared to six months after treatment with an n=113. The differences in the number of patients varies based upon the number of patients that returned at each visit and the presence of evaluable photos for masked observer grading.

The most common adverse events observed during the study were lumpiness, persistent swelling or redness at the injection site. The adverse events were similar to those seen with other dermal fillers and those observed in other studies with ArteFill.

As part of the study, physician investigators and patients were asked to provide their assessment of ArteFill treatment. Over 90% of the physician assessments were either “completely successful” or “very successful;” and over 90% of the patient assessments were either “very satisfied” or “satisfied.” The FDA is currently reviewing the data from the study which was submitted in order to enhance the product labeling for ArteFill.

Dr. Mark G. Rubin, Assistant Clinical Professor of Dermatology, University of California, San Diego, Division of Dermatology, presented data from the five year follow up study at the 65th annual meeting of the American Academy of Dermatology in Washington, D.C. on February 2, 2007. Dr. Steven Cohen, the lead investigator in our U.S. clinical trial, previously presented preliminary findings of the five-year follow-up study, which included the results of evaluations for 69 patients, at a conference of the American Society of Plastic Surgeons held in San Francisco, California in October 2006. These interim data for the 69 patients have also been published in the September 1, 2006 supplement to Plastic and Reconstructive Surgery, a peer-reviewed journal. The 5-year data was published in the December 2007 Filler issue of the peer reviewed Journal of Dermatologic Surgery.

Research and Development

We incurred research and development expenses of $10.2 million, $8.1 million and $6.0 million in fiscal 2005, 2006 and 2007, respectively, primarily related to the development of our manufacturing processes for ArteFill. We currently plan to conduct research and clinical development activities to explore potential improvements and enhancements to ArteFill for aesthetic applications. In 2007, we also entered into a master services agreement with Therapeutics Inc., an independent clinical research organization, to conduct the 5-year post-approval safety study required by the FDA as part of its approval of ArteFill. Therapeutics Inc. will conduct project management, medical monitoring, case reports, subject recruitment, data analysis and other clinical study activities for clinical studies we initiate. We are also providing research grants to third parties to conduct clinical trials in a variety of areas, including treatment of acne scars and other depressed atrophic scars, improvement of nasal contour deformities and comparisons to other commercially available dermal fillers.

While these activities are centered around the current composition of ArteFill, the Company has made a substantial investment in new research, engineering management and support staff which is expected to result in a further streamlining of the current manufacturing process and identify other areas within the technologies the Company possesses to expand clinical usage for use in other applications. The Company has a significant advantage as it manufactures, or will soon manufacture, the major components (processed bovine collagen and PMMA microspheres) at its San Diego location at a capacity that exceeds current and near-term future production demand; this internal capability provides for a decreased dependence on outside vendors and allows for a shortened development cycle for new materials systems, preclinical studies, and new product pipeline development. In June 2007, and in anticipation of the expansion of research and development capabilities, we announced the formation of a new wholly-owned subsidiary named Spheris Medical, Inc. to develop and commercialize new and innovative therapeutic medical applications of our proprietary microsphere tissue bulking technology through collaborative agreements with third parties. These fields may include gastroesophageal reflux disease, female stress urinary incontinence, spinal disc degeneration, sleep apnea and snoring.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our proprietary rights. We currently hold five issued U.S. patents, and have seven pending U.S. patent applications. We also have five issued foreign patents, and multiple foreign patent applications pending in Australia, Canada, Japan, Mexico and Europe. Our primary U.S. patent, No. 5,344,452, which we refer to as the ’452 patent, covers our product, ArteFill, and does not expire until September 2011. We have applied for an extension of the term of the ’452 patent with the U.S. Patent and Trademark Office, or the U.S. PTO, under Title II of the Drug Price Competition and Patent Term Restoration Act. If the U.S. PTO grants our application, the term of the ’452 patent may potentially be extended until September 2016. Our other four U.S. patents have projected expiration dates from April 2, 2021 through February 6, 2023. These other patents are primarily related to injection devices, but do not currently cover or provide patent protection for ArteFill. These other patents may provide patent protection for future products, primarily in the gastroenterology and urology areas. The foreign patents that are counterparts to the ’452 patent expire in December 2009. We believe that our ’452 patent family protects our rights to ArteFill in the United States, Austria, Belgium, France, Germany, Hong Kong, Italy, Liechtenstein, Luxembourg, the Netherlands, Singapore, Spain, Sweden, Switzerland and the United Kingdom. We also have an Australian patent covering an injection device.

We have obtained registrations for the trademarks ArteFill, Artes, Artes Medical and Enduring Beauty in the United States and certain foreign jurisdictions and have obtained registration for the trademark The First to Last in the United States. In addition, we have filed an application to register the trademark The Art of Soft Tissue Augmentation in the United States and certain foreign jurisdictions.

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

In October 2005, in connection with the settlement of all outstanding disputes and litigation matters among us, BioForm Medical, Inc. and BioForm Medical Europe, B.V., we granted to the BioForm entities an exclusive, world-wide, royalty-bearing license under certain of our patents to make and sell implant products containing CaHA particles, and a non-exclusive, world-wide, royalty-bearing license under the same patents to make and sell certain other non-polymeric implant products. In September 2007, we entered into a second license agreement with the BioForm entities. See “— Material Agreements” above.

Employees

As of March 3, 2008, we had 155 full-time employees, including four full-time employees located in Frankfurt, Germany. In the United States, we have 31 manufacturing employees, 23 quality assurance and regulatory employees, 57 sales and marketing employees, including 44 sales professionals, 12 employees in research and development and 28 general and administrative employees. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our existing employees to be good.

Executive Officers

Set forth below are the name, age and position and a brief account of the business experience of each of our executive officers as of March 3, 2008.

Name	Age	Position(s)

Christopher J. Reinhard	54	Executive Chairman of the Board of Directors
Diane S. Goostree	52	President and Chief Executive Officer and Director
Peter C. Wulff	48	Executive Vice President and Chief Financial Officer
Karla R. Kelly, J.D.	54	Chief Legal Officer, General Counsel and Corporate Secretary
Greg Kricorian, M.D.	38	Chief Medical Officer
Russell J. Anderson	52	Vice President — New Products Engineering
Larry J. Braga	46	Vice President — Manufacturing
Susan A. Brodsky-Thalken	54	Vice President — U.S. Sales and Training
Frank M. Fazio	38	Vice President — Marketing and International Markets
John F. Kay, Ph. D.	57	Vice President — Engineering and Development
Karon J. Morell	58	Vice President — Regulatory Affairs and Quality Affairs

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

Greg J. Kricorian, M.D. has been our Chief Medical Officer since July 2007. Before Artes Medical, he served as Senior Director, Medical Affairs for Valeant Pharmaceuticals International, a leading global specialty pharmaceutical company, from February 2005 to July 2007. From May 2002 to February 2005, Dr. Kricorian held positions in Medical Affairs at ICN Pharmaceuticals (now Valeant), and prior to that was a practicing Dermatologist focusing on aesthetic procedures, including dermal fillers. Dr. Kricorian is a Board Certified Dermatologist and holds a B.S. in Biology from University of California, Los Angeles; an M.D. degree from Stanford University Medical School; and an M.B.A. degree from the University of California, Los Angeles.

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

John F. Kay, Ph.D. has been our Vice President, Engineering and Development since January 2008. From September 2003 to December 2007, Dr. Kay served as Chief Scientific Officer at IsoTis OrthoBiologics, now a division of Integra Life Sciences, a company that specializes in the research, development and manufacturing of bone grafts, where he was responsible for Global Research & Product Development, Regulatory and Clinical Affairs as well as providing technical marketing expertise in support of sales. From July 2001 to August 2003, Dr. Kay served as Vice President, Research & Development for GenSci OrthoBiologics. Additionally, from February 1987 to June 2001, Dr. Kay was President and Chief Executive Officer at Bio-Interfaces, Inc., a medical research and manufacturing company that developed and provided innovative biomaterials products to the orthopedic and dental marketplaces. From November 1981 to January 1987, Dr. Kay was a founder and Director of Research & Development at Calcitek, Inc. Prior to that he held senior research and development positions at Owens Corning Fiberglas. Dr. Kay holds a B.S., M.S., and Ph.D. in Materials Engineering from Rensselaer Polytechnic Institute.

Karon J. Morell has been our Vice President, Regulatory and Quality Affairs since December 2007. From April 2006 to November 2007, Ms. Morell served as Vice President, Quality Assurance and Regulatory Affairs at IsoTis OrthoBiologics, now a division of Integra Life Sciences, a company that specializes in the research, development and manufacturing of bone grafts. From March 2004 to March 2006 Ms. Morell served as Vice President, Quality and Regulatory Affairs at Medegen MMS, a company that specializes in Class I & II devices for intravascular solutions. From November 1993 to February 2004, Ms. Morell held senior regulatory, quality and compliance positions at Nobel Biocare USA, Cardiac Science, Inc., and Newport Medical Instruments. Ms. Morell received her B.A. in Business Management from Southern California University.

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

Trademarks

Artes Medical®, Artes®, ArteFill®, The Art of Soft Tissue Augmentationtm, The First to Last®, and Enduring Beauty® are our trademarks. We have rights to these trademarks in the United States and have registrations issued and pending in the United States and other countries. All other service marks, trademarks, trade names and brand names referred to in this report are the property of their respective owners.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. Set forth below and elsewhere in this report and in other documents that we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make. If any of the following risks or uncertainties actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have limited commercial operating experience and a history of net losses, and we may never achieve or maintain profitability.

We have a limited commercial operating history and have focused primarily on research and development, product engineering, clinical trials, building our manufacturing capabilities and seeking FDA approval to market ArteFill. We received FDA approval to market ArteFill on October 27, 2006, and we commenced commercial shipments of ArteFill during the first quarter of 2007. All of our other product candidates are still in the early stages of research and development. We have incurred significant net losses since our inception, including net losses of approximately $22.2 million in 2005, $26.3 million in 2006 and $26.9 million in 2007. At December 31, 2007, we had an accumulated deficit of approximately $106.3 million. For the year ended December 31, 2007, we used net cash in operating activities of $23.7 million. We have and will continue to incur significant sales, marketing and manufacturing expenses in connection with the commercial distribution of ArteFill, and expect to incur significant operating losses for the foreseeable future as we increase our direct sales force and expand our other marketing activities. We cannot predict the extent of our future operating losses and accumulated deficit, and we may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for injectable aesthetic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

We need to raise additional funds to support our operations beyond September 2008, and these funds may not be available on a timely basis or on acceptable terms.

We believe that our existing cash and cash equivalents, together with the proceeds from sales of ArteFill, the funds received from the financing arrangement we closed in February 2008, and the license payments from BioForm under the Second Agreement, will be sufficient to meet our anticipated cash requirements through the third quarter of 2008. We will need to raise additional capital to fund our operations beyond September 2008. Our auditors, Ernst & Young LLP, have issued a going concern qualification in their report accompanying our consolidated financial statements for the year ended December 31, 2007, expressing substantial doubt about our ability to continue as a going concern. Any future funding transaction may require us to relinquish rights to some of our intellectual property or product royalties, and we may be required to issue securities at a discount to the prevailing market price, resulting in further dilution to our existing stockholders. In addition, depending upon the market price of our common stock at the time of any transaction, we may be required to sell a significant percentage of common stock, potentially requiring a stockholder vote pursuant to Nasdaq rules, which could lead to a significant delay and closing uncertainty. We cannot guarantee that we will be able to complete any such transaction or secure additional capital on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital, we would need to significantly curtail or reorient our business activities in or around September 2008 and may be unable to sustain operations, and you may lose your entire investment in our company.

Our debt obligations expose us to risks that could restrict our ability to raise additional funds to support our operations and adversely affect our business, operating results and financial condition.

We have a substantial level of debt. As of March 3, 2008, we had approximately $21.5 million of indebtedness outstanding. We are required to make two principal payments of $7.5 million each in January 2012 and January 2013. To secure these obligations, we granted the holders of our indebtedness a security interest in substantially all of our tangible and intangible assets, including the U.S. rights to ArteFill. In addition, the agreements governing our debt instruments contain negative and other restrictive covenants. The level, the secured nature of our indebtedness and the financial and business restrictions in our agreements with our debt holders, among other things, could:

•	make it difficult for us to raise the necessary financing to support our operations;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	impair our ability to incur additional debt because of financial and other restrictive covenants;

•	make us more vulnerable in the event of a downturn in our business;

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;

•	restrict the operations of our business as a result of restrictive covenants; or

•	impair our ability to merge or otherwise effect the sale of the company due to the right of the holders of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the company.

We need to raise additional funds to support our operations beyond September 2008, which raises substantial doubt about our ability to continue as a going concern. Even if we do raise additional funds, if we do not grow our revenues as we expect, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

Under our financing arrangement with CHRP, upon the occurrence of certain events, CHRP may require us to repurchase the right to receive revenues that we assigned to it or may foreclose on our assets that secure our obligations to CHRP. Any exercise by CHRP of its right to cause us to repurchase the assigned right or any foreclosure by CHRP could adversely affect our results of operations and our financial condition.

On January 28, 2008, we entered into a revenue interests assignment agreement with CHRP pursuant to which we assigned to CHRP the right to receive a portion of our net revenues from U.S. sales of ArteFill, our sole FDA-approved product. We also issued CHRP a senior secured note. To secure these obligations, we granted CHRP a security interest in substantially all of our tangible and intangible assets, including the U.S. rights to ArteFill.

Under our arrangement with CHRP, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy or other insolvency events, agree to transfer any substantial portion of our assets, breach the covenants, representations or warranties under these agreements, CHRP may (i) require us to repurchase the rights we assigned to it, (ii) demand repayment of the senior secured note and (iii) foreclose on the assets that secure our obligations to CHRP.

If CHRP were to exercise its right to cause us to repurchase the right we assigned to it and repay the senior secured note, we cannot assure you that we would have sufficient funds available at that time. Even if we have sufficient funds available, we may have to use funds that we planned to use for other purposes and our results of operations and financial condition could be adversely affected. If CHRP were to foreclose on the assets that secure our obligations to CHRP, our results of operations and financial condition would be adversely affected. Due to CHRP’s right to cause us to repurchase the rights we assigned to it is triggered by, among other things, a change in control, transfer of all or substantially all of our assets, the existence of that right could discourage us or a potential acquirer from entering into a business transaction that would result in the occurrence of any of those events.

Our operating results may fluctuate significantly in the future, and we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the level of demand for ArteFill, including seasonality in patient elective procedures and physician ordering;

•	the costs of our sales and marketing activities, including the additional expenses related to the increased size of our sales force;

•	the introduction of new technologies and competing products that may make ArteFill a less attractive treatment option for physicians and patients;

•	negative publicity concerning ArteFill, including concerns expressed about ArteFill based on negative perceptions of non-FDA approved dermal fillers sold outside the United States;

•	our pricing strategy and ability to protect the price of ArteFill against price erosion due to the availability of alternative treatments;

•	seasonal variations in demand;

•	our ability to attract and retain personnel with the skills required for effective operations;

•	product liability and other litigation;

•	the amount and timing of capital expenditures and other costs relating to conducting our long-term, post-market safety study for ArteFill, further automating and expanding capacity at our manufacturing facilities and conducting further studies regarding the use of ArteFill for other aesthetic applications;

•	government regulation and legal developments regarding our products in the United States and in the foreign countries in which we operate;

•	general economic conditions affecting the ability of patients to pay for elective cosmetic procedures.

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

The market for injectable aesthetic products is extremely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors primarily consist of companies that offer non-permanent injectable aesthetic products approved by the FDA for the correction of facial wrinkles, as well as companies that offer products that physicians currently use off-label for the correction of facial wrinkles. These companies include:

•	Allergan, Inc., which markets and sells Botox® Cosmetic, a temporary muscle paralytic and the most widely used injectable aesthetic product in the United States, CosmoDerm® and CosmoPlast®, which are human collagen-based temporary dermal fillers, Zyderm® and Zyplast®, which are bovine collagen-based temporary dermal fillers, and Hylaform®, Hylaform® Plus, Captique® and Juvederm, which are temporary dermal fillers comprised primarily of hyaluronic acid, a jelly-like substance that is found naturally in living organisms and acts to hydrate and cushion skin tissue;

•	Medicis Pharmaceutical Corporation, which markets and sells Restylane®, the leading temporary dermal filler comprised primarily of hyaluronic acid;

•	BioForm Medical, Inc., which markets and sells Radiessetm, a calcium hydroxylapatite based dermal filler;

•	Anika Therapeutics, which received FDA approval in 2007 for its temporary dermal filler, Elevess, which is comprised primarily of hyaluronic acid and lidocaine; and

•	Dermik Laboratories, a subsidiary of sanofi-aventis, which markets and sells Sculptra®, which is approved by the FDA for restoration and/or correction of the signs of facial fat loss in people with human immunodeficiency virus.

Some of these companies are publicly traded and enjoy competitive advantages, including:

•	superior name recognition;

•	established relationships with physicians and patients;

•	integrated distribution networks;

•	large-scale FDA-approved manufacturing facilities; and

•	greater financial resources for product development, sales and marketing and patent litigation.

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

We have limited experience with commercialized products, and the successful commercialization of ArteFill will require us to build and maintain a sophisticated sales and marketing organization.

Prior to 2007, we had no prior experience with commercializing any product, and we need to build and maintain a sophisticated sales and marketing organization in order to successfully commercialize ArteFill. We have rapidly increased the size of our direct sales force, from 21 sales representatives in September 2007 to more than 40 sales representatives as of March 3, 2008. We intend to expand to 48 sales representatives by June 30, 2008. We have and intend to continue to target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having significant experience with the tunneling injection technique used in ArteFill treatments. Selling ArteFill to physicians requires us to educate them on the comparative advantages of ArteFill over other injectable aesthetic products and alternative treatments. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. We anticipate that it will take up to six months for each of our new sales representatives to achieve full productivity, yet we will be incurring the costs of these sales representatives from the date of hire. We will incur significant losses as we continue building our direct sales force. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize ArteFill and to generate revenues will be impaired, and our business and financial prospects will be harmed.

In February 2008, we met with the FDA to discuss what data would be needed in order for the FDA to approve treatment with ArteFill without a skin test. There can be no assurance, however, that any data that we gather will be acceptable by the FDA or sufficient for the FDA to approve treatment with ArteFill without a skin test.

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

We have and we intend to continue to position ArteFill as a premium-priced product in the injectable aesthetic product market. Treatment with ArteFill is an elective procedure, directly paid for by patients without reimbursement. As a result, sales of ArteFill will require that patients have sufficient disposable income to spend on an elective aesthetic treatment. Adverse changes in the economy may cause consumers to reassess their spending choices and choose less expensive alternative treatments over ArteFill, or may reduce the demand for elective aesthetic procedures in general. Many economists are predicting a slow down in consumer spending during fiscal year 2008. A shift of this nature could impair our ability to generate sales and could harm our business, financial condition and results of operations.

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

Several permanent dermal fillers, including Artecoll, have and may continue to generate or receive negative publicity in the news and other media. Statements by our competitors and other publicity regarding our company or ArteFill may include coverage that is negative in nature based on the negative perceptions of permanent dermal fillers, including those that are offered outside the United States. In addition, any negative side effects, or alleged or perceived negative side effects, relating to the use of ArteFill may result in negative publicity. Negative publicity regarding our company or ArteFill could reduce or delay market acceptance of ArteFill, and harm our reputation and business.

Countries within the European Union, or EU, may request the EU to more strictly regulate permanent dermal fillers based on the negative side effects, alleged or perceived negative side effects or concerns about the safety of the current permanent dermal fillers being offered in Europe. A number of the permanent dermal fillers offered in

Europe obtained a CE mark based on limited review and approval requirements. We are aware that stricter registration processes for dermal fillers in the EU have been implemented over the last five years, and further requirements may be imposed in the EU. We support these initiatives and are cooperating with the regulatory bodies in Europe to ensure that all manufacturers of permanent dermal fillers comply with strict and rigorous requirements that ensure patient safety, similar to the processes currently employed by the FDA and to which ArteFill was subject to, during our FDA review and approval process. We have also sent cease and desist letters to the entities we have knowledge of that are manufacturing and distributing PMMA-based dermal fillers that infringe our patent.

We have been involved in product litigation in the past, and we may become involved in product litigation in the future, and any liability resulting from product liability or other related claims may negatively affect our results of operations.

Dermatologists, plastic surgeons, cosmetic surgeons and other practitioners who administer ArteFill, as well as patients who have been treated with ArteFill or any of our future products, may bring product liability and other claims against us. In August 2005, Elizabeth Sandor, an individual residing in San Diego, California, filed a complaint against us and Drs. Gottfried Lemperle, Stefan Lemperle and Steven Cohen in the Superior Court of the State of California for the County of San Diego. The complaint, as amended, set forth various causes of action against us, including product liability, fraud, negligence and negligent misrepresentation. The complaint also alleged that Dr. Gottfried Lemperle, our co-founder, former Chief Scientific Officer and a former member of our board of directors, treated Ms. Sandor with Artecoll and/or ArteFill in violation of medical licensure laws, that the product was defective and unsafe because it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. In addition, the complaint alleged that Drs. Gottfried Lemperle and Stefan Lemperle, our other co-founder, former Chief Executive Officer and a former director, falsely represented to her that the product had received an approvability letter from the FDA, and was safe and without the potential for adverse reactions. The complaint also alleged medical malpractice against Dr. Cohen, the lead investigator in our U.S. clinical trial, for negligence in treating Ms. Sandor for the adverse side effects she experienced. We notified our directors’ and officers’ liability insurance carrier of Ms. Sandor’s claims and requested both a defense and indemnification for all claims advanced by Ms. Sandor. Our insurance carrier declined coverage. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties, and Ms. Sandor was allowed to refile her case at any time within 18 months from that date.

On December 5, 2007, Ms. Sandor re-filed a complaint for personal injury, compensatory and punitive damages against us, Dr. Gottfried Lemperle, Dr. Stefan Lemperle and Dr. Steven Cohen. The complaint contains many of the same allegations contained in the initial complaint filed in September 2005. The complaint sets forth various causes of action and alleges that Dr. Gottfried Lemperle administered injections of a product of ours in violation of medical licensure laws, that the product was defective and unsafe in that it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. Ms. Sandor is seeking damages in an unspecified amount for special and actual damages, medical and incidental expenses, incidental and consequential damages, punitive and exemplary damages, reasonable attorney’s fees and costs of litigation. We have filed a demurrer to the complaint and written discovery has commenced in this matter.

Any negative publicity surrounding these events and this case may harm our business and negatively impact the price of our stock. Additionally, if it is determined that either Dr. Gottfried Lemperle or Dr. Stefan Lemperle did not act in their individual capacities or that we are liable because of the actions of Dr. Cohen, we may need to pay damages, which would reduce our cash and could cause a decline in our stock price. Further, if any of the individuals injected with Artecoll by Dr. Gottfried Lemperle in the United States, or if any of those individuals injected with Artecoll during the physician training sessions conducted in Mexico and Canada in 2006 bring claims against our company as a result of these injections, we may need to pay damages, which would reduce our cash and could cause a decline in our stock price. As of the date of this filing, none of these individuals has filed a claim against our company in connection with an injection of Artecoll, except for Ms. Sandor. There could be other individuals who were injected with Artecoll who are not known to us, who could bring similar claims against our company.

To limit our product liability exposure, we have developed a physician training and education program. We cannot provide any assurance that our training and education program will help avoid complications resulting from the administration of ArteFill. In addition, although we intend to sell our product only to physicians, we will not be able to control whether other medical professionals, such as nurse practitioners or other cosmetic specialists, administer ArteFill to their patients, and we may be unsuccessful at avoiding significant liability exposure as a result. We maintain product liability insurance in an amount up to $20 million in the aggregate, but any insurance we maintain may not sufficient to provide coverage against any asserted claims. In addition, our insurance may not be sufficient to provide coverage for claims which may be asserted in the future by individuals injected with Artecoll by Dr. Gottfried Lemperle or during the physician training sessions conducted in Mexico and Canada. We also may be unable to maintain our insurance or obtain insurance in the future on acceptable terms, or at all. In addition, regardless of merit or eventual outcome, product liability and other claims may result in:

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

During negotiations with the parties involved in the litigation with Elizabeth Sandor discussed above, Dr. Gottfried Lemperle’s counsel informed us that she had contacted an investigator at the FDA’s Office of Criminal Investigations to determine whether any investigation of Dr. Gottfried Lemperle was ongoing. She also informed us that the FDA investigator had informed her that the FDA has an open investigation regarding us, Dr. Gottfried Lemperle and Dr. Stefan Lemperle, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that at such time the investigation is completed, it could be referred to the U.S. Attorney’s office for criminal prosecution. In November 2006, we contacted the FDA’s Office of Criminal Investigations. That office confirmed the ongoing investigation but declined to provide any details of the investigation, including the timing, status, scope or targets of the investigation. We contacted the FDA’s Office of Criminal Investigations in February 2008. The Office of Criminal Investigations confirmed that the investigation is ongoing and has been referred to the U.S. Attorney’s office, but did not provide any additional information regarding this investigation or whether the U.S. Attorney’s office will commence an action.

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

We have hired and plan to continue to hire a substantial number of additional personnel in connection with the commercial launch of ArteFill, and such growth has and could continue to place a strain on our management and our administrative, operational and financial infrastructure. From December 31, 2006 to March 3, 2008, we have increased the size of our company from 110 to 155 employees, including a direct sales force of more than 40 sales professionals. Based on our current operating plan, we expect to hire additional sales personnel during the next several quarters. Our ability to manage our operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results and financial condition may be harmed.

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

We conduct operations in two facilities located in San Diego, California and one in Frankfurt, Germany. These facilities could be damaged by earthquake, fire, floods, power loss, telecommunication and information systems failures or similar events. Our insurance policies have limited coverage levels of up to approximately $28.0 million for property damage and up to $15.0 million for business interruption in these events and may not adequately compensate us for any losses that may occur. These policies do not include earthquake or flood coverage in California. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities. Further, the potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that we cannot predict. We are uninsured for these types of losses.

We are recording non-cash compensation expense that may result in an increase in our net losses for a given period.

Deferred stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of a stock option grant or issuance and the option exercise price or price paid for the stock. Deferred stock-based compensation is amortized over the vesting period of the option or issuance. At December 31, 2006, deferred stock-based compensation related to option grants and stock issuances totaled approximately $2.7 million. Effective January 1, 2006, we prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) required us to reclassify the $2.7 million of deferred stock-based compensation to additional paid-in capital. The $2.7 million will be expensed on a straight-line basis as the options or stock vest, generally over a period of four years. $563,000 of deferred stock-based compensation has been expensed through the twelve months ended December 31, 2007.

We also record non-cash compensation expense for equity stock-based instruments issued to non-employees. SFAS No. 123(R) now requires us to record stock-based compensation expense for equity instruments granted to employees and directors. $3,238,000 of stock based compensation has been expensed through the twelve months ended December 31, 2007.

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

The costs of our acquired patents and technology are recorded as intangible assets and amortized over the period that we expect to benefit from the assets. As of December 31, 2007, the net acquired intangible assets comprised approximately 6.6% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and changes therein could result in an impairment of our long-lived assets. Any impairment of our intangible assets may reduce our profitability and harm our results of operations and financial condition.

Risks Related to Our Intellectual Property

Our ability to achieve commercial success depends in part on obtaining and maintaining patent protection and trade secret protection relating to ArteFill and our technology and future products, as well as successfully defending our patents against third party challenges. If we are unable to obtain and maintain protection for our intellectual property and proprietary technology, the value of ArteFill, our technology and future products will be adversely affected, and we will not be able to protect our technology from unauthorized use by third parties.

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

We currently have one U.S. patent and corresponding patents in 14 international jurisdictions that cover ArteFill, and other alloplastic implants, that contain inert materials and are made of smooth, round, injectable polymeric and non-polymeric microspheres, and can be used for soft tissue augmentation. The U.S. patent covering this invention, U.S. Patent No. 5,344,452, will expire in September 2011. Although we applied for an extension of the term of this patent until 2016, we cannot assure you that the U.S. Patent and Trademark Office, or the U.S. PTO, will grant the extension for the full five years or at all. In addition, our competitors or other patent holders may challenge the validity of our patents or assert that our products and the methods we employ are covered by their patents. If the validity or enforceability of any of our patents is challenged, or others assert their patent rights against us, we may incur significant expenses in defending against such actions, and if any such challenge is successful, our ability to sell ArteFill may be harmed.

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

In October 2005, we and Dr. Martin Lemperle, the brother of Dr. Stefan M. Lemperle, our former Chief Executive Officer and a former director, entered into a settlement and license agreement with BioForm Medical, Inc. and BioForm Medical Europe B.V., or the BioForm entities, pursuant to which all outstanding disputes and litigation matters among the parties were settled. In connection with the settlement, we granted to the BioForm entities, which are competitors of us, an exclusive, world-wide, royalty-bearing license under certain of our patents to make and sell implant products containing calcium hydroxylapatite, or CaHA, particles and a non-exclusive, world-wide, royalty-bearing license under the same patents to make and sell certain other non-polymeric implant products. In September 2007, we entered into a second license agreement with the BioForm entities. Under the second agreement, the BioForm entities elected to pre-pay all future royalty obligations to us by making two payments totaling $5.5 million. These payments replaced any future royalty obligation of the BioForm entities to us under the settlement and license agreement. Our license grants allow BioForm to market and sell its Radiesse and Coaptite® products and other potential future products. Sale of these products by BioForm may impair our ability to generate revenues from sales of ArteFill. In addition, if we become involved in litigation or if third parties infringe or threaten to infringe our intellectual property rights in the future, we may choose to make further license grants with respect to our technology, which could further harm our ability to market and sell ArteFill.

Our business may be harmed, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

A third party may assert that we (including our subsidiary) have infringed, or one of our distributors or strategic collaborators has infringed, his, her or its patents and proprietary rights or challenge the validity or enforceability of our patents and proprietary rights. Our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell future products either in the United States or in international markets. Further, we may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to our interests. Intellectual property litigation in the medical device and biotechnology industries is common, and we expect this trend to continue. We may need to resort to litigation to enforce our patent rights or to determine the scope and validity of a third party’s patents or other proprietary rights, or to defend our products, including ArteFill, against allegations of patent infringement. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we do not prevail in this type of litigation, we or our distributors or strategic collaborators may be required to:

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

Although we acquired all of the international intellectual property rights related to Artecoll and the ArteFill technology platform in 2004, we are aware that third parties located in Germany, the Netherlands and Canada have in the past, and may be currently, manufacturing and selling products for the treatment of facial wrinkles under the name Artecoll or ArteSense outside the United States. Following the establishment of ArteFill in the United States, we plan to explore opportunities to market and sell ArteFill in select international markets. To successfully enter into these markets and achieve desired revenues internationally, we may need to enforce our patent and trademark rights against third parties that we believe may be infringing on our rights. We have recently sent cease and desist letters to the entities we have knowledge of that are manufacturing and distributing PMMA-based dermal fillers that we believe infringe our patent, and may forward such letters to the appropriate European authorities.

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

Prior to our initial public offering in December 2006, there was been no public market for our common stock. The market price for our common stock has been and is likely to remain volatile, and the stock markets in general, and the markets for medical technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. There have also been periods, sometimes extending for many months and even years, where medical technology stocks, especially of smaller earlier stage companies like us, have been out of favor and trading prices have remained low relative to other sectors. In addition, the average daily trading volume in our common stock has been relatively low, which can lead to volatility in our stock price.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	news that we will be required to raise additional capital to support our operations during 2008, the risks that we will not be able to raise the capital on a timely basis on acceptable terms or at all, and concerns regarding the potential dilution of such financing transaction;

•	negative publicity concerning ArteFill, including concerns expressed about ArteFill based on negative perceptions of non-FDA approved dermal fillers sold outside the United States;

•	adverse actions taken by regulatory agencies with respect to open investigations, including the ongoing investigation by the FDA’s Office of Criminal Investigation involving Drs. Gottfried and Stefan Lemperle and our company;

•	other adverse actions taken by regulatory agencies with respect to our products, manufacturing processes or sales and marketing activities or those of our competitors;

•	developments in any lawsuit involving us, our intellectual property or our product or product candidates;

•	announcements of technological innovations or new products by our competitors;

•	announcements of adverse effects of products marketed or in clinical trials by our competitors;

•	regulatory developments in the United States and foreign countries;

•	announcements concerning our competitors or the medical device, cosmetics or pharmaceutical industries in general;

•	developments concerning any future collaborative arrangements;

•	actual or anticipated variations in our operating results;

•	lack of securities analyst coverage or changes in recommendations by analysts;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our founders, executive officers, directors, or other significant stockholders or other sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key management, sales and marketing or scientific personnel and any claims against us by current or former employees.

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

As of December 31, 2007, we had reserved approximately 8.0 million shares of our common stock for potential issuance upon the exercise of warrants and options (including outstanding warrants to purchase common stock, options already granted under our stock option plans, non-plan stock options already granted and shares reserved for future grant under our stock option plans), which represented approximately 36.2% of our common stock on a fully diluted basis (assuming the exercise of all outstanding warrants and options). Of the 8.0 million shares of common stock reserved at December 31, 2007, 3.1 million shares of common stock are reserved for outstanding stock options at a weighted average exercise price of $7.08 per share; 2.5 million shares of common stock are reserved for outstanding warrants to purchase common stock (after considering the impact of the warrant holder elections eliminating the automatic expiration and extending the terms of the warrants upon the closing of our initial public offering), at a weighted average exercise price $7.06 per share; and 2.4 million shares of common stock are reserved for future stock option grants under our 2006 Equity Incentive Plan. In February 2008, we issued 1,675,000 of warrants in relation to the financing arrangement with CHRP. 1,300,000 warrants have an exercise price of $5.00 while 375,000 warrants have an exercise price of $3.13. The issuance of these additional shares could dilute your ownership interest in our company.

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

We lease a total of 67,000 square feet in two buildings for our corporate, manufacturing and research and development headquarters in San Diego, California under two separate seven-year leases that expire in December 2012. Our facilities include 14,000 square feet of clean room space, 15,000 square feet of manufacturing, support and laboratory space and 38,000 square feet of sales, marketing and administrative office space, which was in the process of being renovated as of December 31, 2007. We have a first right of refusal to purchase the facilities during the term of the lease, as well as the right to extend each lease term for an additional five years.

In addition, we lease a 3,550 square foot manufacturing and warehouse facility in Frankfurt, Germany, where we manufacture the PMMA microspheres used exclusively in ArteFill. The leases for our Frankfurt facility expire in November 2008, and are subject to automatic one-year extensions unless written notice of termination is given by either party at least six months prior to the beginning of the extension term.

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

The complaint also alleged medical malpractice against Dr. Cohen, the lead investigator in our U.S. clinical trial, for negligence in treating Ms. Sandor for the adverse side effects she experienced. Ms. Sandor sought damages in an unspecified amount for pain and suffering, medical and incidental expenses, loss of earnings and earning capacity, punitive and exemplary damages, reasonable attorneys’ fees and costs of litigation. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and to toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties, and Ms. Sandor was allowed to refile her case at any time within 18 months from that date.

On December 5, 2007, Ms. Sandor re-filed a complaint for personal injury, compensatory and punitive damages against us, Dr. Gottfried Lemperle, Dr. Stefan Lemperle and Dr. Steven Cohen. The complaint contains many of the same allegations contained in the initial complaint filed in September 2005. The complaint sets forth various causes of action and alleges that Dr. Gottfried Lemperle administered injections of a product of ours in violation of medical licensure laws, that the product was defective and unsafe in that it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. Ms. Sandor is seeking damages in an unspecified amount for special and actual damages, medical and incidental expenses, incidental and consequential damages, punitive and exemplary damages, reasonable attorney’s fees and costs of litigation. We are preparing a demurrer to the complaint and written discovery has commenced in this matter.

FDA Investigation

During the Sandor litigation discussed above, Dr. Gottfried Lemperle’s counsel informed us that she had contacted an investigator in the FDA’s Office of Criminal Investigations to determine whether any investigation of Dr. Gottfried Lemperle was ongoing. She also informed us that the FDA investigator informed her that the FDA has an open investigation regarding us, Dr. Gottfried Lemperle and Dr. Stefan Lemperle, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that at such time the investigation is completed, it could be referred to the U.S. Attorney’s office for criminal prosecution. In November 2006, we contacted the FDA’s Office of Criminal Investigations. That office confirmed the ongoing investigation, but declined to provide any details of the investigation, including the timing, status, scope or targets of the investigation. We contacted the FDA’s Office of Criminal Investigations in February 2008. The Office of Criminal Investigations confirmed that the investigation is ongoing and has been referred to the US Attorney’s office, but did not provide any additional information regarding this investigation or whether the U.S. Attorney’s office may commence an action.

To our knowledge, prior to, or following this inquiry, none of our current or former officers or directors had been contacted by the FDA in connection with an FDA investigation. As a result, we have no direct information from the FDA regarding the subject matter of this investigation or any action that may be commenced by the U.S. Attorney’s office. We believe that the investigation may relate to the facts alleged in the Sandor litigation and the matters identified in the following correspondence from the FDA. In July 2004, we received a letter from the FDA’s Office of Compliance indicating that the FDA had received information suggesting that we may have improperly marketed and promoted ArteFill prior to obtaining final FDA approval. We also received a letter from the FDA’s MedWatch program, the FDA’s safety information and adverse event reporting program, on April 21, 2005, which included a Manufacturer and User Facility Device Experience Database, or MAUDE, report.

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

We intend to cooperate fully with any inquiries by the FDA or any other authorities regarding these and any other matters. Since initiating a call in February 2008, we have not received any communications from the FDA’s Office of Criminal Investigations or the U.S. Attorney’s office regarding this matter. As a result, we have no information regarding when any investigation may be concluded or whether the U.S. Attorney’s office may commence an action, and we are unable to predict the outcome of the foregoing matters or any other inquiry by the FDA or any other authorities. In May 2006, we terminated our consulting relationship with Dr. Gottfried Lemperle, and in November 2006, Dr. Stefan Lemperle resigned as a director and employee. Neither Dr. Stefan Lemperle nor Dr. Gottfried Lemperle provide services to us in any capacity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the quarter ended December 31, 2007.

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

	High	Low

Fourth Quarter beginning on December 20, 2006	$9.50	$7.01
First Quarter of 2007	10.50	7.21
Second Quarter of 2007	9.54	7.14
Third Quarter of 2007	8.15	3.82
Fourth Quarter of 2007	4.88	1.91

On March 3, 2008, the closing sale price of our common stock was $2.21 per share. On March 3, 2008, there were approximately 813 record holders of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future. The terms of our financing arrangement with CHRP restrict our ability to declare or pay any dividends unless we obtain the prior written consent of CHRP.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data (through December 31, 2007) for the Company’s common stock since December 20, 2006 (the date on which the Company’s common stock was first registered under Section 12 of the Exchange Act) to the cumulative return over such period of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. The graph assumes that $100 was invested on the date on which the Company completed the initial public offering of its common stock, in the common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in the Common Stock of the Company at the price to which such stock was first offered to the public by the Company on the date of its initial public offering. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among Artes Medical Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

*	$100 invested on 12/20/06 in stock or 11/30/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

Recent Sales of Unregistered Securities

We have issued the following securities that have not been registered under the Securities Act since January 1, 2007:

•	In April 2007, we issued a warrant exercisable for 25,000 shares of common stock at an exercise price of $8.07 to a former executive of the Company, in connection with a settlement agreement.

•	In February 2008, we issued warrants for an aggregate of 1,675,000 shares of our common stock to CHRP. 1,300,000 warrants have an exercise price of $5.00 while 375,000 warrants have an exercise price of $3.13.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering.

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

All 5,290,000 shares of our common stock registered in the offering were sold at the initial public offering price of $6.00 per share, resulting in aggregate gross proceeds to us of $31.7 million. The net offering proceeds received by us, after deducting expenses incurred in connection with the offering, was approximately $25.3 million. These expenses consisted of direct payments of:

•	approximately $2.2 million in underwriters discounts, fees and commissions; and

•	approximately $4.2 million in legal, accounting and printing fees and miscellaneous expenses.

No payments for such expenses were directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We have used the net proceeds of the initial public offering during 2007 for the intended uses outlined in our prospectus relating to our initial public offering, and as of December 31, 2007, we have approximately $20.3 million in cash and cash equivalents. We have used $23.7 million to fund our operations, $1.2 million to purchase property and equipment and $1.3 million to repay our outstanding debt and capital lease obligations. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities

There were no share repurchases during the year of 2007.

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005, as well as the consolidated balance sheet data as of December 31, 2007 and 2006, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of operating results to be expected in future periods.

	Years Ended December 31,
	2007	2006	2005	2004	2003

Consolidated Statements of Operations Data:
Revenues:
Product sales	$7,084	$—	$—	$—	$—
License revenues	6,232	390	—	—	—

Total revenues	13,316	390	—	—	—
Cost of product sales	10,659	—	—	—	—

Gross profit	2,657	390	—	—	—
Expenses:
Research and development	6,023	8,084	10,189	3,634	974
Selling, general and administrative	24,331	17,299	10,137	5,155	2,976

Loss from operations	(27,697)	(24,993)	(20,326)	(8,789)	(3,950)
Interest income (expense), net	272	(1,779)	(4,416)	(4,028)	(2,170)
Other income (expense), net	(2)	(27)	2,041	(22)	—

Loss before benefit for income taxes	(27,427)	(26,799)	(22,701)	(12,839)	(6,120)
Benefit for income taxes	542	476	458	454	—

Net loss	$(26,885)	$(26,323)	$(22,243)	$(12,385)	$(6,120)

Loss per share:
Basic and diluted	$(1.63)	$(14.23)	$(18.76)	$(11.20)	$(5.76)

Weighted average shares — basic and diluted	16,462,369	1,850,255	1,185,387	1,106,188	1,062,825

Stock-based compensation is included in the following categories:
Capitalized to inventory	$575	$263	$—	$—	$—

Research and development	$453	$766	$256	$91	$—
Selling, general and administrative	2,773	4,165	1,092	1,042	159

	$3,226	$4,931	$1,348	$1,133	$159

See our consolidated financial statements and related notes for a description of the calculation of the net loss per share and the weighted-average number of shares used in computing the per share data.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,293	$46,258	$6,930	$2,269	$36
Working capital (deficit)	16,489	39,406	(2,974)	(3,792)	(2,659)
Total assets	35,721	60,613	20,320	10,296	450
Long-term debt and capital lease obligations, less current portion	2,231	3,362	66	5,323	371
Stockholders’ equity (deficit)	20,624	43,186	5,537	(4,594)	(2,628)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a medical technology company focused on developing, manufacturing and commercializing a new category of injectable aesthetic products for the dermatology and plastic surgery markets. On October 27, 2006, the FDA approved ArteFill, our non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds. Currently, there are two categories of injectable aesthetic products used for the treatment of facial wrinkles: temporary muscle paralytics, which block nerve impulses to temporarily paralyze the muscles that cause facial wrinkles, and dermal fillers, which are injected into the skin or deeper facial tissues beneath a wrinkle to help reduce the appearance of the wrinkle. Unlike existing temporary muscle paralytics and other dermal fillers, which are temporary, and are comprised of materials that are completely metabolized and absorbed by the body, ArteFill is a proprietary formulation comprised of polymethylmethacrylate, or PMMA, microspheres and bovine collagen, or collagen derived from calf hides. PMMA is one of the most widely used artificial materials in implantable medical devices, and is not absorbed or degraded by the human body. Following injection, the PMMA microspheres in ArteFill remain intact at the injection site and provide a permanent support structure to fill in the existing wrinkle and help prevent further wrinkling. As a result, we believe that ArteFill will provide patients with aesthetic benefits that may last for years.

We commenced commercial shipments of ArteFill during the first quarter of 2007. Our strategy is to establish ArteFill as a leading injectable aesthetic product. We market and sell ArteFill to dermatologists, plastic surgeons and cosmetic surgeons in the United States through our direct sales force. We target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having performed a significant number of procedures involving injectable aesthetic products. We provide physicians with comprehensive education and training programs. We believe our education and training programs enable physicians to improve patient outcomes and satisfaction. In addition, we may expand our product offering by acquiring complementary products, technologies or businesses.

Since our inception in 1999, we have incurred significant losses and have never been profitable. Prior to 2007, we were a development stage company, and devoted substantially all of our efforts to product development and clinical trials, to acquire international rights to certain intangible assets and know-how related to our technology, and to establish commercial manufacturing capabilities. As of December 31, 2007, our accumulated deficit was approximately $106.3 million. We expect our selling, general and administrative expenses to increase over the next several quarters as we expand the size of our direct sales and marketing force and continue to focus on our direct to consumer marketing, advertising and promotional activities.

We have financed our operations through sales of our preferred stock and common stock, options and warrants exercisable for our preferred and common stock, convertible and nonconvertible debt and through the initial public offering of our common stock. Since inception, we have raised $61.7 million through private equity financings, $1.6 million through the exercise of options and warrants, $28.1 million through convertible and nonconvertible debt, and $25.3 million through the initial public offering of our common stock. In November 2006, we entered into a loan and security agreement with Comerica Bank consisting of a revolving line of credit for up to $5,000,000 and a term loan for up to $5,000,000. At December 31, 2007, $8.6 million was outstanding under the loan and security agreement. As of December 31, 2007, our cash and cash equivalents were $20.3 million.

In February 2008, we completed a revenue financing arrangement with Cowen Healthcare Royalty Partners, L.P., or CHRP, a leading healthcare investor and affiliate of Cowen Group, Inc., to immediately provide $21.5 million of financing for the Company, plus an additional $1 million in 2009 conditioned upon our attainment of a revenue milestone for fiscal year 2008. We intend to use the funds to support our operations, including funds necessary to expand both our dedicated sales force and consumer outreach programs. We used $8.6 million of the proceeds from the financing to payoff and terminate our existing credit facility with Comerica Bank. The financing closed on February 12, 2008, resulting in net cash of $12.6 million after paying certain transaction expenses and paying down our existing Comerica Bank debt.

Financial Operations Overview

Product Sales

We commenced commercial shipments of ArteFill during the first quarter of 2007. For the year ended December 31, 2007, we have generated $7.1 million in ArteFill product sales.

License Revenues

We generated $6.2 million and $0.4 million, respectively, in license revenue for the year ended December 31, 2007 and 2006. The increase in license revenue is related to the Second Agreement we entered into with BioForm, in which BioForm elected to pre-pay all future royalty obligations to us by making two payments totaling $5.5 million. We recognized $5.5 million in revenue in September 2007.

Cost of Product Sales

Cost of product sales consists primarily of expenses related to the manufacturing and distribution of ArteFill, including expenses related to our direct and indirect manufacturing personnel, quality assurance and quality control, manufacturing and engineering, supply chain management, facilities and occupancy costs. We also incur expenses related to manufacturing yield losses, product exchanges and rejects, procurement from our manufacturing materials supply and distribution partners and amortization of deferred stock-based compensation for our direct and indirect manufacturing personnel.

While the direct material costs for ArteFill are expected to represent a small portion of our cost of product sales, our manufacturing cost structure includes a large fixed cost component that will be spread out over future production unit volumes. We anticipate the economies of scale of manufacturing our product and future automation efforts will be a significant factor in reducing future unit manufacturing costs to generate improved gross margins.

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

From the year ended December 31, 2007, we spent an aggregate of approximately $24.3 million on selling, general and administrative expenses, which represented approximately 80% of total operating expenses. We anticipate substantial increases in our selling, general and administrative expenses as we continue to add personnel to our direct U.S. sales force and expand our other marketing functions and initiatives. The size of the increase depends on the size of our sales force, which we have increased to more than 40 sales representatives as of March 3, 2008, as well as the extent of marketing, advertising and promotional efforts either directly or through third parties. We also anticipate increases in general and administrative costs related to investor relations, financial reporting and corporate governance obligations applicable to publicly held companies.

Research and Development Expenses

A significant majority of our research and development expenses has historically consisted of expenses incurred by external service providers for preclinical, clinical trials, technology and regulatory development projects. The addition of research and development management with multidisciplinary experience in basic science, process engineering, and product development, working in concert with the management additions in the regulatory and quality functions will allow for some of this activity to be conducted internally.

Our historical research and development expenses also include costs incurred for process development and validation to scale up our commercial operations to meet cGMP manufacturing requirements prior to final approval from the FDA to market our product. We have also incurred personnel costs related to internal development of our product.

Because in the past we have been focused on obtaining final FDA approval for ArteFill, we have historically maintained a limited in-house research and development organization for new product development and have concentrated our resources on manufacturing and process development to meet FDA cGMP requirements. In January 2004, we received an approvable letter from the FDA for our PMA application, indicating that ArteFill is safe and effective for the correction of facial wrinkles known as smile lines, or nasolabial folds. In January 2006, we submitted an amendment to our PMA application to address certain conditions to final marketing approval set forth in the FDA’s approvable letter, and in April 2006, the FDA completed comprehensive pre-approval inspections of our manufacturing facilities in San Diego, California and Frankfurt, Germany. On May 3, 2006, the FDA issued an EIR, indicating that its inspection of our facilities was completely closed, requiring no further action on the part of our company related to the inspection. On October 27, 2006, the FDA approved ArteFill for commercial sale in the United States.

We expense research and development costs as they are incurred. We currently plan to conduct research and clinical development activities to evaluate the feasibility, safety and efficacy of ArteFill for other aesthetic applications. In June 2007, we announced the formation of a new wholly-owned subsidiary to develop and commercialize new and innovative therapeutic medical applications of our proprietary microsphere tissue bulking technology through collaborative agreements with third parties.

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

Revenue Recognition

We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue from product sales when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery of the product has occurred and title has transferred to our customers, (iii) the selling price is fixed and determinable and (iv) collection is reasonably assured. Provisions for discounts to customers or other adjustments will be recorded as a reduction of revenue and provided for in the same period that the related product sales are recorded.

We recognize revenue when our products have reached the destination point and other criteria for revenue recognition have been met.

A substantial amount of our business is transacted using credit cards. We may offer an early payment discount to certain customers.

We have a no return policy for our product except in the case of product that may be shipped in error or damaged in shipment. During 2007, we shipped product to customers which did not provide for sufficient shelf life for certain customers to utilize the product before expiration. As a result, we exchanged product that was going to expire for product with sufficient shelf life to be utilized by the customers. These exchanges were substantially completed by December 31, 2007. At December 31, 2007, we had a sales reserve of $150,000 for exchanges which were completed in early 2008. During the last half of 2007, we refined our shipping policies to eliminate the shipment of product without adequate shelf life.

Allowance for Doubtful Accounts

We determine our allowance for doubtful accounts based on our analysis of the collectibility of our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. The expense related to the allowance for doubtful accounts is recorded in selling, general and administrative. We do not write off individual accounts receivable until we have exhausted substantially all avenues of legal recourse to collect the outstanding amount.

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

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123(R)), which revises SFAS No. 123, Accounting for Stock-Based Compensation and (SFAS No. 123), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS No. 123(R) requires that share-based payment transactions with employees and directors be recognized in the financial statements based on their grant-date fair value and recognized as compensation expense over the requisite service period. Prior to January 1, 2006, we accounted for our stock- based employee and director compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006, therefore prior period results have not been restated. We recognized stock-based compensation expense for the year ended December 31, 2007 and 2006 of $3,238,000 and $1,300,000, respectively. Of these amounts, $403,000 and $146,000 have been capitalized to inventory, $336,000 and $139,000 were included in research and development expenses and $2,499,000 and $1,015,000 were included in selling, general and administrative expenses.

Under SFAS No. 123(R), we calculated the fair value of the stock option grants using the Black-Scholes option-pricing model. For the year ended December 31, 2007, the fair value was based on the following weighted average assumptions: the expected term of 6.0 years; the expected volatility of 48%, the risk free interest rate of 4.75% and 0% for the dividend yield. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

The weighted average expected term for the year ended December 31, 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the expected term as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for the year ended December 31, 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly incorporates historical volatility of similar public entities.

Total unrecognized stock-based compensation costs related to unvested stock option and warrant awards at December 31, 2007 is $6,403,000, all of which arose from the adoption of SFAS No. 123(R). The unrecognized cost is expected to be recognized on a straight-line basis over a weighted average period of four years.

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

During the years ended December 31, 2007 and 2006, we recognized $245,000 and $535,000, respectively for stock options and warrants issued to non-employees.

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

The deferred stock-based compensation is being amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. The expected future amortization expense for deferred stock-based compensation for stock options granted through December 31, 2006, is $463,000 and $337,000 for the years ending December 31, 2008 and 2009, respectively.

During the years ended December 31, 2007 and 2006 we recognized expense of $563,000 and $719,000, respectively, in expense related to deferred stock-based compensation.

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

Results of Operations

Comparison of Year Ended December 31, 2007 to December 31, 2006

Product sales.  We commenced commercial shipments of ArteFill during the first quarter of 2007 and began generating product sales from ArteFill. Product revenues increased by $7.1 million to $7.1 million for the year ended December 31, 2007 from no revenues for the year ended December 31, 2006.

License revenues.  We generated $6.2 million in license revenue for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006 related to our technology license agreement with BioForm. The increase in license revenue is related to the Second Agreement we entered into with BioForm, in which BioForm elected to pre-pay all future royalty obligations to us by making two payments totaling $5.5 million. We recognized this $5.5 million in revenue in September 2007, which was paid in full by December 2007.

Cost of product sales.  Cost of sales increased by $10.7 million to $10.7 million for the year ended December 31, 2007, from no cost of sales for year ended December 31, 2006. The increase was attributable to the commercial launch of ArteFill during the first quarter of 2007, as well as increases to our excess and obsolete inventory reserve of $3.8 million and an excess capacity charge of $1.1 million for the year ended December 31,

2007. The excess and obsolete expenses are primarily related to product produced in 2006 and 2007 that was not utilized or may not be utilized in the future. The excess capacity expenses are related to lower production levels in 2007 compared to our normal plant capacity, which required us to expense more manufacturing expenses to cost of product sales rather than capitalize such expenses to inventory.

Research and development.  Research and development expense decreased by $2.1 million to $6.0 million for the year ended December 31, 2007 from $8.1 million for the year ended December 31, 2006. The decrease was primarily attributable to our transition from the process development stage to the manufacturing of our product. Included in our research and development expenses is $1.2 million of amortization of core technology and patents for each of the years ended December 31, 2007 and December 31, 2006.

Selling, general and administrative.  The following table sets forth our selling, general and administrative expense for the years ended December 31, 2007 and December 31, 2006 (in thousands):

			Amount of
	2007	2006	Change

Sales and marketing	$12,573	$6,480	$6,093
General and administrative	11,758	10,819	939

Total selling, general and administrative	$24,331	$17,299	$7,032

Sales and marketing expense increased by $6.1 million to $12.6 million for the year ended December 31, 2007 from $6.5 million for the year ended December 31, 2006. The increase was primarily attributable to (i) $3.8 million in payroll and travel expenses for additional personnel, (ii) $0.5 million in professional services, primarily related to marketing research, (iii) $2.2 million for the development of marketing and promotion programs, offset by (iv) a $0.4 million decrease in non-cash stock compensation expense.

General and administrative expense increased by $0.9 million to $11.7 million for the year ended December 31, 2007 from $10.8 million for the year ended December 31, 2006. The increase was primarily attributable to (i) $1.2 million in facilities occupancy costs, (ii) a $0.8 million increase in professional service fees primarily related to increased legal costs, offset by (iii) a $0.1 million decrease in executive and administrative personnel and related travel expenses and (iv) a $1.0 million decrease in non-cash stock compensation expense.

Interest, net.  Net interest decreased by $2.1 million to $0.3 million of interest income for the year ended December 31, 2007 from $1.8 million of interest expense for the year ended December 31, 2006. The net decrease was primarily attributable to a decrease in non-cash interest expense associated with common stock warrants issued with promissory notes offset by an increase in interest income earned on our cash balances.

Income tax benefit.  We recognized an income tax benefit of $0.5 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. The income tax benefit arose from the amortization of the deferred tax liability attributable to the intangible asset acquired in the purchase of our wholly-owned German-based manufacturing subsidiary. A deferred tax liability was created on the date of purchase as there was no allocation of the purchase price to the intangible asset for tax purposes, and the foreign subsidiary’s tax basis in the intangible asset remained zero. EITF 98-11 requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. Further, EITF 98-11 requires the use of simultaneous equations to determine the assigned value of an asset and the related deferred tax liability.

Comparison of Year Ended December 31, 2006 to December 31, 2005

Research and development.  Research and development expense decreased by $2.1 million to $8.1 million for the year ended December 31, 2006 from $10.2 million for the year ended December 31, 2005. The decrease was primarily attributable to our transition from the process development stage to the manufacturing of our product. Included in our research and development expenses is $1.2 million of amortization of core technology and patents for each of the years ended December 31, 2006 and December 31, 2005. Also included in research and development expenses for the year ended December 31, 2006 is a one-time warrant modification charge of $0.1 million.

Selling, general and administrative.  The following table sets forth our selling, general and administrative expense for the years ended December 31, 2006 and December 31, 2005 (in thousands):

			Amount of
	2006	2005	Change

Sales and marketing	$6,480	$2,777	$3,703
General and administrative	10,819	7,360	3,459

Total selling, general and administrative	$17,299	$10,137	$7,162

Sales and marketing expense increased by $3.7 million to $6.5 million for the year ended December 31, 2006 from $2.8 million for the year ended December 31, 2005. The increase was primarily attributable to (i) $1.8 million in payroll and travel expenses for additional personnel, (ii) $0.5 million in cash severance payments, (iii) $0.2 million for the development of marketing and promotion programs, (iv) $0.1 million in facilities occupancy costs and staff support and (v) $1.1 million in non-cash compensation expense, including a one-time warrant modification charge of $0.6 million and non-cash severance of $0.3 million.

General and administrative expense increased by $3.4 million to $10.8 million for the year ended December 31, 2006 from $7.4 million for the year ended December 31, 2005. The increase was primarily attributable to (i) a $0.8 million increase due to additional executive and administrative personnel and related travel expenses, (ii) $0.9 million in cash severance payments, (iii) $0.6 million in facilities occupancy costs, (iv) $1.4 million in non-cash compensation expense, which included a one-time warrant modification charge of $0.2 million and non-cash severance of $0.7 million and (v) $0.3 million in office related expenses offset by (vi) a $0.9 million decrease in professional service fees primarily related to lower legal costs;

Interest expense, net.  Net interest expense decreased by $2.6 million to $1.8 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. The net decrease was primarily attributable to non-cash interest expense associated with common stock warrants issued with a convertible promissory note offset by an increase in interest income earned on our cash balances. Included in interest expense for the year ended December 31, 2006 is a one-time warrant modification charge of $0.5 million.

Income tax benefit.  We recognized an income tax benefit of $0.5 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. The income tax benefit arose from the amortization of the deferred tax liability attributable to the intangible asset acquired in the purchase of our wholly-owned German-based manufacturing subsidiary. A deferred tax liability was created on the date of purchase as there was no allocation of the purchase price to the intangible asset for tax purposes, and the foreign subsidiary’s tax basis in the intangible asset remained zero. EITF 98-11 requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. Further, EITF 98-11 requires the use of simultaneous equations to determine the assigned value of an asset and the related deferred tax liability.

Liquidity and Capital Resources

Sources of Liquidity

We have a history of recurring losses from operations and have an accumulated deficit of $106.3 million as of December 31, 2007. As of December 31, 2007, we had available cash and cash equivalents totaling $20.3 million and working capital of $16.5 million.

We launched our product, ArteFill, in February 2007 and recorded $7.1 million in product sales during 2007. We plan to increase product sales during 2008, but no assurances can be given that we will meet our sales forecast. Our 2008 expenses are expected to be significantly higher than 2007 due to our planned expansion of our sales force, increasing our marketing activities for ArteFill to increase consumer demand and expanding our clinical trial activities to meet FDA post-market study requirements and to investigate removal of the skin test requirement.

A successful transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill our planned expenses and achieving a level of revenues adequate to support our cost structure. In addition to the net amounts raised from Cowen Healthcare Royalty Partners, L.P., or CHRP, in January 2008, we

intend to seek additional debt or equity financing until we become cash flow positive. There can be no assurances that there will be adequate financing available to us on acceptable terms, or at all. If we are unable to obtain additional financing during 2008, we would need to significantly curtail or reorient our operations during 2008.

The conditions noted above raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements for the year ended December 31, 2007 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Funding Requirements below for management’s plans in regards to these matters.

We have financed our operations through sales of our preferred stock and common stock, options and warrants exercisable for our preferred and common stock, convertible and nonconvertible debt and through the initial public offering of our common stock. Since inception, we have raised $61.7 million through private equity financings, $1.6 million through the exercise of options and warrants, $28.1 million through convertible and nonconvertible debt, and $25.3 million through the initial public offering of our common stock. In November 2006, we entered into a loan and security agreement with Comerica Bank consisting of a revolving line of credit for up to $5,000,000 and a term loan for up to $5,000,000. At December 31, 2007, $8.6 million was outstanding under the loan and security agreement. As of December 31, 2007, our cash and cash equivalents were $20.3 million.

In January 2008, we entered into a financing arrangement with CHRP to raise $21.5 million, and up to an additional $1 million in 2009 contingent upon our satisfaction of a net product sales milestone in fiscal 2008. We intend to use the proceeds to expand both its dedicated U.S. sales force and consumer outreach programs. We used $8.6 million of the proceeds to payoff and terminate our existing credit facility with Comerica Bank. The financing closed on February 12, 2008, resulting in net proceeds of $12.6 million after the payoff of our credit facility with Comerica Bank and after certain transaction expenses.

Under the revenue interest financing and warrant purchase agreement, or Revenue Agreement, CHRP acquired the right to receive a revenue interest on our U.S. net product sales from October 2007 through December 2017. We are required to pay a revenue interest on U.S. net product sales of ArteFill®, any improvements to ArteFill®, any internally developed products and any products in-licensed or purchased by us, provided that such improvements, internally developed, in-licensed or purchased products are primarily used for or have an FDA-approved indication in the field of cosmetic, aesthetic or dermatologic procedures. The scope of the products subject to CHRP’s revenue interest narrows following the date the cumulative payments we make to CHRP first exceed a specified multiple of the consideration paid by CHRP for the revenue interest.

The revenue interest payable to CHRP on net product sales starts as a high single digit rate and declines to a low single digit rate following our satisfaction of an aggregate net product sales threshold during the term. In addition to the revenue interest payments, we are required to make two lump sum payments of $7.5 million to CHRP, the first in January 2012 and the second in January 2013. Once the cumulative revenue interest and lump sum payments to CHRP reach a specified multiple of the consideration paid by CHRP for the revenue interest, the rate will automatically step down for the balance of the term. We have the right to prepay the revenue interest and lump sum payments without penalty at any time to reach the step-down rate early.

Under the Revenue Agreement, we issued CHRP a warrant to purchase 375,000 shares of common stock, at an exercise price equal to $3.13 per share. This warrant has a 5 year term, and will allow for cashless exercise.

As part of the financing, we also entered into a note and warrant purchase agreement, or the Note and Warrant Agreement, with CHRP pursuant to which we issued and sold to CHRP, at the closing of the financing, a 10% senior secured note in the principal amount of $6,500,000. The note has a term of five (5) years and bears interest at 10% per annum, payable monthly in arrears. We have the option to prepay all or a portion of the note at a premium. In the event of an event of default, with “event of default” defined as (i) a put event, (ii) a failure to pay the note when due, (iii) our material breach of our covenants and agreements in the Note and Warrant Agreement, (iv) our failure to perform an existing agreement with a third party that accelerates the majority of any debt in excess of $500,000 or (v) subject to a cure period, material breach of the covenants, representations or warranties in the financing documents, the outstanding principal and interest in the note, plus the prepayment premium, shall become immediately due and payable.

Under the Note and Warrant Agreement, we issued CHRP a warrant to purchase 1,300,000 shares of common stock, at an exercise price equal to $5.00 per share. This warrant has a 5 year term, and allows for cashless exercise.

Cash Flow

Net cash used in operating activities.  During the year ended December 31, 2007, our operating activities used cash of approximately $23.7 million, compared to approximately $21.6 million for the year ended December 31, 2006, an increase of $2.1 million. The increase in cash used was due primarily to an increase in the net loss of approximately $0.6 million, primarily attributable to an increase in operating expenses, offset by a decrease of $3.1 million in adjustments for non-cash expenses and a $1.6 million net increase in operating assets and liabilities primarily due to an increase in inventory and accounts receivable offset by payments on accounts payable.

Net cash used in investing activities.  Our investing activities used cash of approximately $1.5 million during the year ended December 31, 2007, compared to $4.8 million for the year ended December 31, 2006. Investing activities during the years ended December 31, 2007 and 2006 were comprised of $1.2 and $1.6 million, respectively, of purchases of plant and production equipment and tenant improvements related to the expansion of our offices and the build-out of our production and manufacturing facilities.

Net cash used by financing activities.  Cash used by financing activities was approximately $0.8 million for the year ended December 31, 2007, compared to approximately cash provided of $65.7 million for the year ended December 31, 2006. Financing activities during the year ended December 31, 2007 include payment on term loan and capital leases obligation of $1.3 million, partially offset by $0.5 million proceeds from exercise of stock options and warrants. Financing activities during the year ended December 31, 2006 resulted in $29.5 million in net proceeds from the closing of our initial public offering, $31.8 million in proceeds from the issuance of preferred stock, $9.8 million in proceeds from our Comerica Bank loan and security agreement, net of repayments of $0.1 million, $1.1 million in proceeds from the exercise of stock options, repayments of $6.5 million on convertible notes payable and $0.05 million in repayments on capital lease obligations.

In January 2008, we announced that we entered into a revenue financing arrangement with CHRP, to immediately provide $21.5 million of financing, plus an additional $1 million in 2009 upon attainment of a revenue milestone in fiscal 2008. The financing is intended to be used to support our operations, including funds necessary to expand both our dedicated sales force and consumer outreach programs. We also used proceeds from the financing to payoff and terminate our existing credit facility. The transaction closed on February 12, 2008 and we received net cash of $12.6 million after paying down existing debt of $8.6 million under the term loan and the line of credit with Comerica Bank and payment of certain transaction expenses.

Funding Requirements

We believe that our cash and cash equivalents at December 31, 2007, together with the interest thereon, proceeds from sales of ArteFill, and the funds from our financing arrangement with CHRP, will be sufficient to meet our anticipated cash requirements with respect to the commercial launch of ArteFill, the automation and scale-up of our manufacturing capabilities and our research and development activities and to meet our other anticipated cash needs through the third quarter of 2008.

Our future capital requirements are difficult to forecast and will depend on many factors, including, among others:

•	growth in sales and related collections;

•	the costs of maintaining and expanding the sales and marketing organization required for successful commercialization of ArteFill;

•	the costs and effectiveness of our sales, marketing, advertising and promotion activities related to ArteFill, including physician training and education;

•	the costs related to maintaining and expanding our manufacturing and distribution capabilities;

•	the clinical trial costs required to meet FDA post-market study requirements and to investigate the removal of the skin test requirement:

•	the costs relating to changes in regulatory policies or laws that affect our operations;

•	the level of investment in research and development to maintain and improve our competitive position, as well as to maintain and expand our technology platform;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the costs of, and our ability to enter into, foreign distribution agreements in certain concentrated international markets; and

•	our need or determination to acquire or license complementary products, technologies or businesses.

We intend to seek additional equity and debt financing to provide capital to fund the expansion of our commercial operations by the third quarter of 2008. If we are unable to secure such funding, or we cannot achieve our forecasted sales, we would be required to reorient, delay, reduce the scope of, eliminate or divest one or more of our sales and marketing programs, manufacturing capabilities, research and development programs, or our entire business. Due to the uncertainty of financial markets, financing may not be available to us when we need it on acceptable terms or at all. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012
	(In thousands)

Contractual Obligations
Comerica Bank term loan	$3,646,000	$1,250,000	$1,250,000	$1,146,000	$—	$—
Comerica Bank revolving line of credit	5,000,000	5,000,000	—	—	—	—
Equipment lease obligations	21,000	21,000	—	—	—	—
Operating lease obligations	8,134,000	1,487,000	1,556,000	1,626,000	1,696,000	1,769,000
Other contractual obligations	597,000	522,000	75,000	—	—

Total	$17,398,000	$8,280,000	$2,881,000	$2,772,000	$1,696,000	$1,769,000

Our long-term obligations consist primarily of our revolving line of credit and term loan with Comerica Bank that are due in November 2008 and 2010, respectively, facilities leases that expire in March and December 2012 and our equipment financing obligations that expire in April and July 2008. Other contractual obligations include amounts due under our agreements with Lampire Biological Labs, Inc. and Therapeutics, Inc.

In November 2006, we entered into a loan and security agreement with Comerica Bank, pursuant to which we obtained a credit facility consisting of a revolving line of credit in the amount of up to $5 million and a term loan in the amount of up to $5 million. Interest on the revolving line of credit and the term loan will be at prime plus 2%. As of December 31, 2007, $8.6 million was outstanding under the revolving line of credit and term loan under the credit facility. In February 2008, we repaid the total amount due of $8.6 million to Comerica Bank under the term loan and the line of credit, in accordance to our financing arrangement with CHRP.

In August 2007, we entered into a Severance Protection Agreement with Diane S. Goostree, our President and Chief Executive Officer and Change of Control Agreements with the following named executive officers: Christopher J. Reinhard, Peter C. Wulff and Larry J. Braga, and with the following executive officers: Karla R. Kelly, J.D., Russell J. Anderson, Susan A. Brodsky-Thalken, Frank M. Fazio and Greg Kricorian, M.D. Under these agreements, we are obligated to make certain severance payments to these individuals in the event their employment with us is terminated under certain circumstances.

In January 2008, we entered into a financing arrangement with CHRP to raise $21.5 million, and the potential for an additional $1 million in 2009 contingent upon the Company’s satisfaction of a net product sales milestone in fiscal 2008. Two principal payments of $7.5 million each are due in January 2012 and January 2013.

In March 2008, we entered into Change of Control Agreements with John Kay, Ph. D. and Karon J. Morell. Under these agreements, we are obligated to make certain severance payments to these individuals in the event their employment with us is terminated under certain circumstances.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

During fiscal 2007, our exposure to interest rate risk was primarily the result of borrowings under our then existing credit facility with Comerica Bank. At December 31, 2007, $8.6 million was outstanding under our credit facility. Borrowings under our credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are not materially affected by changes in market interest rates on these borrowings. In February 2008, we repaid the total amount due of $8.6 million to Comerica Bank under the term loan and the line of credit, in accordance to our financing arrangement with CHRP.

The primary objective of our cash management activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of December 31, 2007, we had cash and cash equivalents in a bank operating account that provides daily liquidity and through an overnight sweep account that is a money market mutual fund and invests primarily in money market investments and corporate and U.S. government debt securities. Due to the liquidity of our cash, cash equivalents and investment securities, a 1% movement in market interest rates would not have a material impact on the total value of our cash, cash equivalents and investment securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.

We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2007, 2006, or 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumventions or overriding of controls. Consequently, even effective internal controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007, is included herein.

Changes in Internal Control over Financial Reporting:

During the year ending December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Artes Medical, Inc.

We have audited Artes Medical Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Artes Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Artes Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Artes Medical, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon, and included an explanatory paragraph that highlighted a going concern uncertainty.

/s/ Ernst & Young LLP

San Diego, California
March 13, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this Item relating to our directors and our corporate governance, including our code of business conduct and ethics, is incorporated herein by reference to our definitive Proxy Statement we intend to file pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement we intend to file pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement we intend to file pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement we intend to file pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement we intend to file pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

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

(2) The financial statement schedules listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(3) See subsection (b) below.

(b) Exhibits

Exhibit		Exhibit
Number		Description

3	.4**	Amended and Restated Certificate of Incorporation.
3	.6**	Amended and Restated Bylaws.

Exhibit		Exhibit
Number		Description

3	.7**	Certificate of Amendment to Amended and Restated Bylaws.
4	.1**	Specimen common stock certificate.
4.2		Amended and Restated Investor Rights Agreement dated June 23, 2006, by and among us and the stock and warrant holders listed on Schedule A thereto, as corrected.
4	.3#**	Form of warrant to purchase common stock, issued to employees, consultants and service providers.
4	.4#**	Amended warrant to purchase up to 650,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.
4	.5**	Form of warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction.
4	.6**	Form of warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction.
4	.7**	Form of warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing.
4	.8**	Form of warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction.
4	.9**	Warrant to purchase 200,000 shares of Series E preferred stock issued to Legg Mason Wood Walker, Inc. on December 22, 2005.
4	.10**	Form of warrant to purchase Series E preferred stock issued to certain investors in our Series E preferred stock financing.
4	.11**	Form of warrant to purchase Series E preferred stock issued to National Securities Corporation in consideration for placement agent services provided to us in our Series E preferred stock financing.
4	.12#**	Amended warrant to purchase up to 150,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.
4	.13#**	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to employees, consultants and service providers, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.14**	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.15**	Amendment dated June 23, 2006, to warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.16**	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.17**	Amendment dated June 23, 2006, to warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.18**	Warrant to purchase 28,235 shares of Series E preferred stock issued to Comerica Bank on November 27, 2006.
4	.19†	Investor Rights Agreement, dated February 12, 2008, by and between us and CHRP.
4	.20†	Warrant to purchase 1,300,000 shares of common stock issued to CHRP on February 12, 2008.
4	.21†	Warrant to purchase 375,000 shares of common stock issued to CHRP on February 12, 2008.

Exhibit		Exhibit
Number		Description

10	.1#**	2000 Stock Option Plan.
10	.2#**	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan.
10	.3#**	Amended and Restated 2001 Stock Option Plan.
10	.4#**	Form of Notice of Option Grant under the Amended and Restated 2001 Stock Option Plan.
10	.5#**	Form of Incentive Stock Option Agreement under the Amended and Restated 2001 Stock Option Plan.
10	.6#**	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2001 Stock Option Plan.
10	.7#**	2006 Equity Incentive Plan.
10	.8.1#**	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan.
10	.8.2#**	Form of Option Exercise and Stock Purchase Agreement under 2006 Equity Incentive Plan.
10	.8.3#**	Form of Restricted Stock Grant Notice under 2006 Equity Incentive Plan.
10	.9#**	Director’s Agreement, dated June 1, 2004, between us and Christopher Reinhard.
10	.10#**	Employment Agreement dated February 15, 2004 between us and Russell Anderson.
10	.11#**	Employment Agreement dated June 1, 2004 between us and Lawrence Braga.
10	.14#**	Separation Agreement dated March 16, 2006 between us and Gottfried Lemperle.
10	.15#**	Form of indemnification agreement between us and each of our directors and executive officers (as amended).
10	.16**	Form of consulting agreement for medical/scientific advisory board between us and each of our Medical Advisory Board members.
10	.19**	Commercial Space Lease Agreement, dated September 27, 1999, between Ms. Marianne Kämpf and MediPlant GmbH(1).
10	.20†**	Purchase Agreement for a Partial Enterprise, dated July 22, 2004, between us and FormMed Biomedicals AG.
10	.21†**	Manufacturing and Supply Agreement, dated November 1, 2005, between us and Artes Medical Germany GmbH (formerly MediPlant GmbH Biomaterials and Medical Devices).
10	.22†**	Fixed Price Supply Agreement, dated March 1, 2006, between us and Lampire Biological Labs, Inc.
10	.23**	Termination and General Release, dated May 11, 2006, between us and Gottfried Lemperle.
10	.24**	Settlement Agreement, dated May 12, 2006, between us and Stifel, Nicolaus & Company, Incorporated, as successor in interest to Legg Mason Wood Walker, Incorporated.
10	.25†**	Settlement and License Agreement dated October 31, 2005, among us, BioForm Medical, Inc., BioForm Medical Europe B.V. and Dr. Martin Lemperle.
10	.26**	Settlement Agreement and Release of Claims dated October 26, 2005, among us, FormMed Biomedicals AG and Dr. Martin Lemperle.
10	.27#**	Offer of Employment dated February 13, 2006 between us and Diane Goostree.
10	.28**	Separation Agreement and General Release dated November 17, 2006 between us and Stefan M. Lemperle, M. D.
10	.29#**	First Amended Offer of Employment dated November 27, 2006 between us and Diane Goostree.
10	.31**	Confidential Settlement Agreement and Release of All Claims, dated January 10, 2007, between us and William von Brendel.
10	.32**	Confidential Settlement Agreement and Release of All Claims, dated January 31, 2007, between us and Harald Schreiber

Exhibit		Exhibit
Number		Description

10	.33#(2)	Settlement and Release Agreement, dated April 2, 2007, between us and Melvin Ehrlich.
10	.34#(3)	Severance Protection Agreement between us and Diane S. Goostree, dated August 7, 2007.
10	.35#(3)	Form Change of Control Agreement between us and each of Christopher J. Reinhard, Peter C. Wulff, Adelbert L. Stagg and Larry J. Braga, each dated August 7, 2007 and each of Karon J. Morell and John F. Kay, Ph.D. each dated March 10, 2008.
10	.36(4)	Amended and Restated Building Lease Agreement, dated August 21, 2007.
10	.37(4)	Building Lease Agreement, dated August 21, 2007.
10	.38(4)	Master Services Agreement, dated June 4, 2007 between us and Therapeutics, Inc.
10	.39(4)	First Amendment to Fixed Price Supply Agreement, dated August 14, 2007, between us and Lampire Biological Labs, Inc.
10	.40(5)	Second License Agreement, dated September 21, 2007, between Artes Medical, Inc., BioForm Medical, Inc. and BioForm Medical Europe B.V.
10	.41#(6)	Consulting Agreement, dated as of September 18, 2007, between Artes Medical, Inc. and Adelbert Stagg, Ph.D.
10	.42(7)	Artes Medical, Inc. Annual Bonus Incentive Plan, dated April 10, 2007.
10	.43†	Revenue Interest Financing and Warrant Purchase Agreement, dated January 28, 2008, by and between us and CHRP.
10	.44†	Note and Warrant Purchase Agreement, dated January 28, 2008, by and between us and CHRP.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Powers of Attorney (included on signature page).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
32.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

#	Indicates management contract or compensatory plan.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

**	Incorporated by reference to the same numbered exhibit filed with or incorporated by reference in our Registration Statement on Form S-1 (File No. 333-134086), dated December 19, 2006.

(1)	In accordance with Rule 12b-12 of the Securities Exchange Act of 1934, this exhibit is an English translation of the original German document.

(2)	Incorporated by reference to the same numbered exhibit filed with our Report on Form 10-Q, dated May 8, 2007.

(3)	Incorporated by reference to the same numbered exhibit filed with our Report on Form 10-Q, dated August 10, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with our Report on Form 10-Q, dated November 11, 2007.

(5)	Incorporated by reference to Exhibit 10.1 filed with our Report on Form 8-K, dated September 24, 2007.

(6)	Incorporated by reference to Exhibit 10.1 filed with our Report on Form 8-K, dated September 21, 2007.

(7)	Incorporated by reference to Exhibit 10.1 filed with our Report on Form 8-K, dated April 27, 2007.

(c) Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts	106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTES MEDICAL, INC.

By:	/s/ Diane S. Goostree
Diane S. Goostree
President and Chief Executive Officer

Date: March 14, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Diane S. Goostree Diane S. Goostree	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2008

/s/ Peter C. Wulff Peter C. Wulff	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2008

/s/ Christopher J. Reinhard Christopher J. Reinhard	Executive Chairman of the Board of Directors	March 14, 2008

/s/ John R. Costantino John R. Costantino	Director	March 14, 2008

/s/ Lon E. Otremba Lon E. Otremba	Director	March 14, 2008

/s/ Beverly Huss Beverly Huss	Director	March 14, 2008

/s/ Robert Sherman Robert Sherman	Director	March 14, 2008

/s/ Todd C. Davis Todd C. Davis	Director	March 14, 2008

Artes Medical, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Artes Medical, Inc.

We have audited the accompanying consolidated balance sheets of Artes Medical, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artes Medical, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Artes Medical, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has recurring operating losses, an accumulated deficit of $106.3 million and working capital of $16.5 million at December 31, 2007. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2007 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artes Medical, Inc.’s internal control over financial reporting as of December 31, 2007, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 13, 2008

Artes Medical, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,293	$46,258
Accounts receivable (net of allowance for doubtful accounts of $20 and $0 at December 31, 2007 and December 31, 2006, respectively)	792	—
Prepaid expenses	754	304
Inventory, net	5,528	4,761
Other assets	290	102

Total current assets	27,657	51,425
Property and equipment, net	5,034	5,271
Intellectual property, net	2,385	3,578
Deposits and other assets	645	339

Total assets	$35,721	$60,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,880	$2,218
Accrued compensation and benefits	1,802	1,774
Accrued severance	—	920
Accrued expenses	1,194	690
Income taxes payable	—	73
Capital lease obligations, current portion	21	45
Revolving credit line	5,000	5,000
Term note payable, current portion	1,250	1,250
Deferred rent, current portion	21	49

Total current liabilities	11,168	12,019
Term note payable (net of discount of $165 and $305 at December 31, 2007 and 2006, respectively)	2,231	3,341
Capital lease obligations, less current portion	—	21
Deferred rent, less current portion	783	678
Deferred tax liability	915	1,368
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value 200,000,000 shares authorized at December 31, 2007 and 2006; 16,514,163 and 16,361,246 shares issued and outstanding at December 31, 2007 and 2006, respectively	17	16
Additional paid-in capital	126,894	122,572
Accumulated deficit	(106,287)	(79,402)

Total stockholders’ equity	20,624	43,186

Total liabilities and stockholders’ equity	$35,721	$60,613

See accompanying notes.

Artes Medical, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues:
Product sales	$7,084	$—	$—
License revenues	6,232	390	—

Total revenues	13,316	390	—
Cost of product sales	10,659	—	—

Gross profit	2,657	390	—
Operating expenses:
Research and development	6,023	8,084	10,189
Selling, general and administrative	24,331	17,299	10,137

Loss from operations	(27,697)	(24,993)	(20,326)
Interest income	1,391	675	52
Interest expense	(1,119)	(2,454)	(4,468)
Other income (expense), net	(2)	(27)	2,041

Loss before benefit for income taxes	(27,427)	(26,799)	(22,701)
Benefit for income taxes	542	476	458

Net loss	$(26,885)	$(26,323)	$(22,243)

Loss per share:
Basic and diluted	$(1.63)	$(14.23)	$(18.76)

Weighted average shares — basic and diluted	16,462,369	1,850,255	1,185,387

See accompanying notes.

Artes Medical, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

						Convertible				Total
	Convertible			Common	Common	Preferred	Additional	Deferred		Stockholders’
	Preferred	Stock	Common	Stock	Stock	Stock	Paid-In	Stock-Based	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issuable	Subscribed	Capital	Compensation	Deficit	(Deficit)

Balance at December 31, 2004	7,167,819	$7	1,138,644	$1	—	$3,543	$23,322	$(631)	$(30,836)	$(4,594)
Issuance of common stock upon exercise of stock options in March	—	—	5,882	—	—	—	25	—	—	25
Issuance of common stock upon exercise of options and warrants	—	—	23,731	—	—	—	120	—	—	120
Issuance of common stock for services rendered in April through December	—	—	51,528	—	—	—	386	—	—	386
Issuance of common stock in connection with settlement agreement in October	—	—	9,768	—	—	—	102	—	—	102
Common stock issuable in exchange for guarantee on convertible debt in December	—	—	—	—	735	—	—	—	—	735
Issuance of Series D preferred stock in exchange for convertible notes and accrued interest, and cash, in May, at $2.00 per share, net of issuance costs	9,754,761	10	—	—	—	(3,543)	14,245	—	—	10,712
Issuance of Series D preferred stock at $2.00 in exchange for services in May	265,096	—	—	—	—	—	367	—	—	367
Issuance of warrants in connection with Series D convertible preferred stock in May	—	—	—	—	—	—	809	—	—	809
Issuance of warrants in connection with convertible note payable in January through September	—	—	—	—	—	—	2,007	—	—	2,007
Issuance of warrants in connection with amendment of convertible notes in December	—	—	—	—	—	—	276	—	—	276
Issuance of Series E preferred stock for cash, in December 2005, at $2.50 per share, net of issuance costs	3,089,615	3	—	—	—	—	7,703	—	—	7,706
Series E preferred stock subscriptions at $2.50 per share for cash in December	—	—	—	—	—	6,900	—	—	—	6,900
Issuance of Series E preferred stock at $2.50 per share in exchange for termination agreement in December	124,000	—	—	—	—	—	310	—	—	310
Issuance of Series E preferred stock at $2.50 per share in exchange for amendment of convertible note payable in December	250,000	—	—	—	—	—	625	—	—	625
Stock-based compensation	—	—	—	—	—	—	959	—	—	959
Deferred stock compensation	—	—	—	—	—	—	2,383	(2,383)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	335	—	335
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(22,243)	(22,243)

Balance at December 31, 2005	20,651,291	20	1,229,553	1	735	6,900	53,639	(2,679)	(53,079)	5,537
Issuance of common stock upon exercise of warrants and stock options	—	—	114,506	—	—	—	440	—	—	440
Issuance of common stock for services in January through May	—	—	8,048	—	—	—	89	—	—	89
Issuance of common stock in connection with intellectual property in January	—	—	4,705	—	—	—	49	—	—	49
Issuance of Series E convertible preferred stock at $2.50 per share for cash, in January, net of issuance costs	3,994,000	4	—	—	—	(6,750)	9,367	—	—	2,621
Issuance of Series E convertible preferred stock at $2.50 per share for cash, in February, net of issuance costs	5,484,200	6	—	—	—	(150)	12,444	—	—	12,300
Issuance of Series E convertible preferred stock at $2.50 per share for cash, in March, net of issuance costs	7,712,406	8	—	—	—	—	16,888	—	—	16,896
Issuance of Series C-1 convertible preferred stock upon exercise of warrants for cash in May	50,000	—	—	—	—	—	50	—	—	50
Issuance of common stock in connection with guarantee on convertible debt	—	—	70,588	—	(735)	—	735	—	—	—
Issuance of common stock upon initial public offering	—	—	5,290,000	5	—	—	25,279	—	—	25,284
Exercise of warrants upon initial public offering	—	—	276,334	—	—	—	583	—	—	583
Issuance of warrants to purchase Series E convertible preferred stock in connection with financing agreement	—	—	—	—	—	—	253	—	—	253
Conversion of convertible preferred stock upon initial public offering	(37,891,897)	(38)	9,367,512	10	—	—	28	—	—	—
Acceleration of vesting of outside director stock options upon initial public offering	—	—	—	—	—	—	547	—	—	547
Stock-based compensation	—	—	—	—	—	—	2,526	—	—	2,526
Stock-based severance	—	—	—	—	—	—	958	—	—	958
Deferred stock compensation	—	—	—	—	—	—	(2,679)	2,679	—	—
Warrant modification expense	—	—	—	—	—	—	1,376	—	—	1,376
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(26,323)	(26,323)

Balance at December 31, 2006	—	$—	16,361,246	$16	$—	$—	$122,572	$—	$(79,402)	$43,186

Issuance of common stock upon exercise of warrants and stock options	—	—	152,917	1	—	—	535	—	—	536
Initial public offering cost	—	—	—	—	—	—	(14)	—	—	(14)
Stock-based compensation	—	—	—	—	—	—	3,238	—	—	3,238
Deferred stock compensation	—	—	—	—	—	—	563	—	—	563
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(26,885)	(26,885)

Balance at December 31, 2007	—	$—	16,514,163	$17	$—	$—	$126,894	$—	$(106,287)	$20,624

Artes Medical, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Operating activities
Net loss	$(26,885)	$(26,323)	$(22,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,653	2,428	1,742
Bad debt expense	72	—	—
Benefit for income taxes	(453)	(478)	(458)
Non-cash interest expense associated with issuance of warrants and convertible notes	140	2,350	4,308
Warrant modification expense	—	899	—
Stock-based compensation	3,801	4,032	1,294
Issuance of stock for services	—	90	558
Issuance of stock for settlement and termination agreements	—	—	412
Issuance of common stock for intellectual property	—	49	—
Loss on disposal of fixed assets	—	43	—
Deferred rent	77	42	200
Deferred taxes	—	—	(27)
Changes in operating assets and liabilities:
Accounts receivable	(864)	—	—
Inventory	(767)	(4,070)	(442)
Prepaid expenses and other assets	(638)	172	(208)
Accounts payable	(336)	(1,099)	(398)
Accrued compensation and benefits	28	275	1,346
Accrued severance	(920)	920	—
Accrued expenses	504	(896)	834
Income taxes payable	(73)	3	27

Net cash used in operating activities	(23,661)	(21,563)	(13,055)
Investing activities
Acquisition of intellectual property, net of cash acquired	—	—	(2,250)
Purchases of property and equipment	(1,223)	(1,623)	(4,554)
Deposits and other assets	(306)	(3,156)	(950)

Net cash used in investing activities	(1,529)	(4,779)	(7,754)
Financing activities
Proceeds from term loan payable	—	4,945	—
Payments on term loan payable	(1,251)	(104)	—
Payments on revolving line of credit	(476)	—	—
Proceeds from revolving credit line	476	5,000	—
Proceeds from issuance of convertible notes payable	—	—	6,970
Payments on convertible notes payable	—	(6,525)	—
Proceeds from capital lease obligations	—	—	157
Payments on capital lease obligations	(45)	(49)	(41)
Proceeds from subscribed preferred stock	—	—	6,900
Proceeds from issuance of preferred stock, net	—	31,816	11,456
Proceeds from issuance of common stock	(14)	29,513	—
Proceeds from exercise of stock options and warrants	535	1,074	28

Net cash (used in) provided by financing activities	(775)	65,670	25,470

Net (decrease) increase in cash and cash equivalents	(25,965)	39,328	4,661
Cash and cash equivalents at beginning of year	46,258	6,930	2,269

Cash and cash equivalents at end of year	$20,293	$46,258	$6,930

Noncash financing activities
Issuance of subscribed preferred stock	$—	$6,900	$3,543

Issuance of warrants and common stock in connection with intellectual property acquisition	$—	$49	$—

Conversion of convertible notes and interest into convertible preferred stock	$—	$—	$8,246

Issuance of convertible notes payable as commission for financing	$—	$—	$203

Conversion of payables to convertible notes payable	$—	$—	$95

Supplemental activities
Cash paid for income taxes	$1	$1	$1

Cash paid for interest	$979	$104	$160

See accompanying notes.

Artes Medical, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Artes Medical, Inc., (the “Company”), formerly known as Artes Medical USA, Inc., was incorporated in Delaware on August 24, 1999, and is focused on the development, manufacture and commercialization of a new category of injectable aesthetic products for the dermatology and plastic surgery markets, principally in the United States. The Company’s initial product, ArteFill, is a non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds. The Company received FDA approval to market ArteFill on October 27, 2006 and commenced commercial shipments of ArteFill during the first quarter of 2007. Prior to 2007, the Company was a development stage company. Since inception, and through December 31, 2007, the Company has an accumulated deficit of $106.3 million.

Basis of Presentation and Management’s Plan

The Company has a history of recurring losses from operations and has an accumulated deficit of $106.3 million as of December 31, 2007. As of December 31, 2007, the Company had available cash and cash equivalents totaling $20.3 million and working capital of $16.5 million. Additionally, the Company will require additional cash funding to execute against its strategic plan for 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

A successful transition to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. In addition to the net amounts raised from Cowen Healthcare Royalty Partners, L.P. in January 2008 (See Note 12), the Company intends to seek additional debt or equity financing to support its operations until it becomes cash flow positive. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. If the Company is unable to obtain additional financing, or cannot achieve its forecasted sales during 2008, the Company would need to significantly curtail or reorient its operations during 2008, which could have a material adverse effect on the Company’s ability to achieve its business objectives.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Artes Medical Germany GmbH. All intercompany accounts have been eliminated in consolidation.

In June 2007, the Company announced the formation of a new wholly-owned subsidiary named Spheris Medical, Inc. to develop and commercialize new and innovative therapeutic medical applications of its proprietary microsphere tissue bulking technology through collaborative agreements with third parties. As of December 31, 2007, there were no tangible assets or accounting transactions involving Spheris Medical, Inc.

Reverse Stock Split, Conversion to Common Stock and Initial Public Offering

In connection with the Company’s initial public offering, the Company effected a 1-for-4.25 reverse stock split of its common stock on December 19, 2006. In addition to the reverse stock split, all outstanding shares of the Company’s preferred stock were converted to common stock immediately prior to the closing of the Company’s initial public offering on December 26, 2006. Each outstanding share of Series A, Series D and Series E preferred stock was converted into one share of common stock, and as a result of anti-dilution provisions, each share of Series B preferred stock was converted into 1.35 shares of common stock and each share of Series C-1 preferred stock was converted into 1.375 shares of common stock. On December 26, 2006, after giving effect to the 1-for-4.25

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

reverse stock split, and the anti-dilution provisions associated with the Series B and C-1 preferred stock, all of the outstanding shares of preferred stock were automatically converted into 9,367,512 shares of common stock. In addition, as a result of the conversion to common stock, all warrants or other rights to purchase the Company’s preferred stock outstanding on December 26, 2006 were automatically converted into the right to purchase shares of common stock at the applicable conversion ratios for the particular series of preferred stock. The actions necessary to effect the reverse stock split and the conversion of the preferred stock to common stock were approved by the Company’s Board of Directors and the required vote of the Company’s stockholders.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. License revenues from the year ended December 31, 2006 have been reclassified to license revenues in the 2007 statement of operations instead of other income and certain balance sheet accounts have been combined.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of less than three months when purchased to be cash equivalents.

Revenue Recognition

The Company follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. The Company recognizes revenue from product sales when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery of the product has occurred and title has transferred to its customers, (iii) the selling price is fixed and determinable and (iv) collection is reasonably assured. Provisions for discounts to customers or other adjustments are recorded as a reduction of revenue and provided for in the same period that the related product sales are recorded based upon analysis of historical discounts and exchanges.

The Company recognizes revenue when its products have reached the destination point and other criteria for revenue recognition have been met.

A substantial amount of business is transacted using credit cards. The Company may offer an early payment discount to certain customers.

The Company has a no return policy for its product except in the case of product that may be shipped in error or damaged in shipment. During 2007, the Company shipped product to customers which did not provide for sufficient

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

shelf life for certain customers to utilize the product before expiration. As a result, the Company exchanged product that was going to expire for product with sufficient shelf life to be utilized by the customers. These exchanges were substantially completed by December 31, 2007. At December 31, 2007, the Company had a sales reserve of $150,000 for exchanges which were completed in early 2008. During the last half of 2007, the Company refined its shipping policies to eliminate the shipment of product without adequate shelf life.

Allowance for Doubtful Accounts

The Company determines its allowance for doubtful accounts based on an analysis of the collectibility of accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. The expense related to the allowance for doubtful accounts is recorded in selling, general and administrative. The Company does not write off individual accounts receivable until all avenues of legal recourse to collect the outstanding amount have been exhausted.

Valuation of Inventory

Inventories are stated at the lower of cost or market, with cost being determined under a standard cost method, which approximates a first-in, first-out basis. The Company’s inventories are evaluated and any non-usable inventory is expensed. In addition, the Company reserves for any inventory that may be excess or potentially non-usable. Charges for such write-offs and reserves are recorded as a component of cost of sales.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The Company believes the carrying amount of the notes payable approximate their respective fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s customers are primarily physicians and no single customer represents more than 10% of revenues for any period presented. Credit to customers is granted based on analysis of customers’ credit worthiness and credit losses have not been significant.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the related lease or the useful life of the asset.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and intellectual property. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

support the carrying value of its long-lived assets and, accordingly, the Company has not recognized any impairment losses through December 31, 2007.

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

Shipping and Handling Costs

Shipping and handling costs are classified in cost of product sales.

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses. Advertising expenses include external advertising and promotional literature. Advertising expenses were $573,000, $119,000 and $37,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Sales Taxes

Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset recorded to sales tax payable. These balances are removed from the consolidated balance sheet as cash is collected from the customers and remitted to the tax authority.

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

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries are denominated in local currency and are then remeasured into U.S. dollars as the U.S. dollar is the functional currency. The remeasurement of local currency amounts into U.S. dollars creates translation adjustments that are included as Other Expenses in the Statements of Operations for the applicable period. Transaction and translation gains or losses were not material to the financial statements for any periods presented.

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

For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options using a Black-Scholes option-pricing model which is consistent with the model used for pro forma disclosures under SFAS 123 prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. In accordance with SFAS 123(R) share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Prior to the adoption of SFAS 123(R), the Company used the minimum value method for valuing stock options granted to employees and directors. For periods prior to 2006, the Company accounted for forfeitures as they occurred.

The assumptions used to estimate the fair value of stock options granted to employee and directors during the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
	Actual	Actual	Pro Forma

Volatility	48%	60%	0%
Expected term (years)	6.0	6.0	4.0
Risk free interest rate	4.75%	4.55%	3.00% — 4.50%
Expected dividend yield	0%	0%	0%
Forfeiture rate	14%	14%	4%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s SAB No. 107 (SAB No. 107). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating a combination of the historical volatility of comparable companies whose share prices are publicly available and the Company’s historical volatility. The estimated

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

forfeiture rate is based on historical data for forfeitures and the Company is recognizing compensation expense only for those equity awards expected to vest.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2007 and 2006 was $7.58 and $8.00 per share, respectively.

During the year ended December 31, 2007, the Company recorded approximately $3,238,000 of stock-based compensation expense. Of this amount, $403,000 has been capitalized to inventory, $336,000 is included in research and development expenses and $2,499,000 is included in selling, general and administrative expenses. During the year ended December 31, 2006, the Company recorded approximately $1,300,000 of stock-based compensation expense. Of this amount, $146,000 has been capitalized to inventory, $139,000 is included in research and development expenses and $1,015,000 is included in selling, general and administrative expenses.

Total unrecognized stock-based compensation costs related to non-vested stock options granted during the year ended December 31, 2007 was approximately $6,403,000, which related to 3,181,958 options issued and outstanding. This unrecognized cost is expected to be recognized on a straight-line basis over a weighted average period of approximately four years.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company recorded stock-based compensation for options granted to non-employees of $245,000, $156,000, $107,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of each option was determined using the Black-Scholes valuation model and periodically re-measured and recognized over the related service period.

During the years ended December 31, 2007, 2006, 2005, the Company recognized $245,000, $535,000 and $959,000, respectively, for stock options and warrants issued to non-employees.

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

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

The deferred stock-based compensation is being amortized on a straight-line basis over the vesting period of the related awards, which is generally four years.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized $563,000, $719,000, and $335,000, respectively, in amortization of deferred stock-based compensation which was provided for prior to the adoption of SFAS 123(R).

Unrecognized deferred stock-based compensation related to non-vested stock option and warrant awards granted prior to January 1, 2006 was approximately $800,000 at December 31, 2007.

The expected future amortization expense for deferred stock-based compensation for stock options granted through December 31, 2007, is as follows (in thousands):

2008	$463
2009	337

Total	$800

Upon the adoption of SFAS No. 123(R) on January 1, 2006, deferred stock-based compensation was reclassified against additional paid-in capital.

The stock-based compensation expense that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Years Ended December 31,
	2007	2006	Pro Forma 2005
	(In thousands, except per share amounts)

Capitalized to inventory	$575	$263	—

Research and development expense	$453	$766	$256
Sales, general and administrative expense	2,773	4,165	1,092

	$3,226	$4,931	$1,348

Net effect on basic and diluted net loss per share	$0.20	$2.67	$1.14

Recently Issued Accounting Standards

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

Artes Medical, Inc.

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

Historical outstanding anti-dilutive securities not included in the diluted net loss per common calculation:

	December 31,
	2007	2006	2005

Convertible preferred stock	—	—	5,307,180
Warrants to purchase preferred and common stock	2,470,638	2,530,336	2,423,758
Options to purchase common stock	3,181,958	2,133,842	1,149,000

	5,652,596	4,664,178	8,879,938

3.	Acquisitions

MediPlant Acquisition Settlement Agreement

In October 2005, the Company, FormMed Biomedicals AG, and Dr. Martin Lemperle, one of the Company’s founders, entered into a settlement agreement to accelerate two installment payments due under a purchase agreement dated July 22, 2004, and to settle and mutually release all parties regarding reimbursement of certain production and development costs incurred by FormMed prior to the date of the purchase agreement and reimbursement to Dr. Martin Lemperle of certain legal expenses. Upon final settlement of the litigation with one of the Company’s competitors (see Note 5) and receipt of the settlement amount in 2005, the Company paid FormMed $750,000 as the final payment and secured the release of certain tangible and intangible assets held in escrow, as required pursuant to the terms of the original MediPlant purchase agreement.

The Company paid FormMed 428,000 Euro for the prior production and development costs on a payment schedule through June 30, 2006. In addition, the Company issued FormMed 7,214 shares of Company common stock as consideration for accrued interest. The Company paid Dr. Martin Lemperle 150,000 Euro in 2006 for all legal costs incurred as a result of the settlement and litigation agreements with a competitor (see Note 5). In addition, the Company issued Dr. Martin Lemperle 2,549 shares of Company common stock as consideration for accrued interest.

All parties agreed that both the cash payments and common stock grant covers in full all prior period production, development and legal costs incurred by FormMed and Dr. Martin Lemperle.

4.	License Agreement

On September 21, 2007, the Company entered into a Second License Agreement (the “Second Agreement”) with BioForm Medical, Inc. and BioForm Medical Europe B.V. (together, “BioForm”). Under the Second Agreement, BioForm elected to pre-pay all future royalty obligations to the Company by making two payments totaling $5.5 million. These payments replaced any future royalty obligation of BioForm to the Company under the Settlement and License Agreement, dated October 31, 2005.

The Company recognized license revenue of $5.5 million related to this agreement in the third quarter of 2007.

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Balance Sheet Details

Inventory

Inventory consists of raw materials used in the manufacture of ArteFill, work in process and finished good ready for sale. Inventory is carried at the lower of cost or market. Cost is determined using a standard cost method, which approximates a first-in, first-out basis, with provisions made for obsolete or slow moving goods.

Inventory consisted of the following (in thousands):

	December 31,
	2007	2006

Raw materials	$1,147	$727
Work in process	2,462	1,619
Unpackaged finished goods	3,555	3,169
Finished goods	602	—

	7,766	5,515
Less: reserve for excess and obsolete inventory	(2,238)	(754)

Total	$5,528	$4,761

Property and Equipment

Property and equipment consisted of the following (in thousands):

		December 31,
	Useful Lives	2007	2006

Furniture and fixtures	7 years	$625	$588
Office equipment	3 - 5 years	949	734
Lab equipment	3 - 5 years	2,726	2,464
Leasehold improvements	Life of lease	4,050	3,351

		8,350	7,137
Less accumulated depreciation and amortization		(3,316)	(1,866)

Total		$5,034	$5,271

As of December 31, 2007 and 2006, lab equipment and office equipment includes approximately $130,000 and $130,000, respectively, of equipment financed under capital leases with accumulated depreciation of approximately $109,000 and $46,000, respectively.

Total depreciation expense, which includes amortization of assets recorded under capital leases, for the years ended December 31, 2007, 2006 and 2005 was $1,460,000, $1,235,000, and $549,000, respectively.

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intellectual Property

Intellectual property consisted of the following (in thousands):

	December 31, 2007			December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Gross	Amortization	Value	Gross	Amortization	Value

Patents	$287	$192	$95	$287	$144	$143
Core technology	6,868	4,578	2,290	6,868	3,433	3,435

Total	$7,155	$4,770	$2,385	$7,155	$3,577	$3,578

Patents and core technology are amortized over a useful life of six years. Amortization expense was $1,193,000 for each of the years ended December 31, 2007, 2006 and 2005. Amortization expense for patents and core technology is estimated to be $1,193,000 for each of 2008 and 2009.

6.	Commitments and Contingencies

On November 27, 2006, the Company entered into a loan and security agreement with Comerica Bank, pursuant to which the Company obtained a credit facility with Comerica Bank, consisting of a revolving line of credit in the amount of up to $5,000,000 and a term loan in the amount of up to $5,000,000. Interest on the revolving line and the term loan accrues at prime plus 2%. The revolving line and term loan mature on November 27, 2008 and 2010, respectively. The agreement requires the Company to meet certain liquidity ratios and imposes certain restrictions on mergers, acquisitions and distributions. In addition the Company granted the bank a warrant to purchase 120,000 shares of Series E preferred stock at an exercise price of $2.50 per share. The fair value of the warrant plus the related beneficial conversion feature totaled $253,000; this amount plus an additional $54,000 of actual loan costs was recorded as debt discount and will be amortized over the life of the term loan using the effective interest method. The debt is secured by substantially all of the assets of the Company.

The following is a summary of the credit facility at December 31, 2007 (in thousands):

Comerica Bank revolving line of credit	$5,000
Comerica Bank term loan	3,646

8,646
Less current portion	6,250

2,396
Debt discount	(165)

Long-term debt	$2,231

In February 2008, the Company repaid and terminated its credit facilities with Comerica Bank.

The Company leases equipment under various equipment financing arrangements which expire in 2008 and have interest rates ranging from 8.5% to 9.3%.

In June 2007, the Company has a master service agreement with Therapeutics, Inc., an independent clinical research organization, to conduct clinical studies for the Company, including the 5-year post-approval safety study required by the FDA as part of its approval of ArteFill. Therapeutics Inc. will conduct project management, medical monitoring, case reports, subject recruitment, data analysis and other clinical study activities for clinical studies the Company initiates or that are conducted by third parties under a grant the Company provides to the third parties.

In August 2007, the Company entered into a supply agreement with Lampire Biological Labs, Inc. for bovine corium, which the Company uses to produce its highly purified and partly denatured bovine collagen contained in ArteFill. Under the terms of this agreement, pricing is based on unit fees for the acquisition of calves and for

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

processing. Lampire has agreed to process the bovine corium in strict accordance with general and manufacturing process requirements to ensure safety and quality, and to ensure that the bovine collagen is free from BSE. The agreement requires that the Company purchase at least $612,000 of bovine corium during the one-year term.

In August 2007, the Company entered into an amended and restated building lease agreement for the 35,000 square foot corporate, manufacturing and research and development headquarters in San Diego, California with the new owner of the facilities, Biomed Realty, L.P. Under the amended and restated lease, the Company extended the existing lease term from December 2011 to December 2012, maintained the Company’s option to extend the lease term for an additional 5-year period and extended the Company’s current right of first refusal to include the property adjacent to this property that the Company leases for additional office space.

Also in August 2007, the Company entered into a building lease agreement with Biomed Realty, L.P. for 32,000 square feet of office space in a building adjacent to the Company’s headquarters in San Diego, California. The Company had previously subleased 8,000 square feet in this building. The lease expires in December 2012. The Company has a first right of refusal to purchase the facility during the term of the lease, as well as the right to extend the lease term for an additional 5-year period. The landlord has also extended the Company a $1.14 million tenant improvement allowance. The building will be used for general office administration, research and development labs and outbound distribution.

In addition, the Company leases a 3,550 square foot manufacturing and warehouse facility in Frankfurt, Germany, where the Company manufactures the PMMA microspheres used exclusively in ArteFill. The leases for the Company’s Frankfurt facility expire in November 2008, and are subject to automatic one-year extensions unless written notice of termination is given by either party at least six months prior to the beginning of the extension term.

Future annual minimum rental payments under the Company’s operating leases are as follows (in thousands):

Years ended December 31, 2008	1,487
2009	1,556
2010	1,626
2011	1,696
2012	1,769

Total minimum lease payments	$8,134

The Company’s leases include annual escalations in base rent and rent abatements. Rent expense was $1,097,000, $919,000, $954,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In August 2007, the Company entered into a Severance Protection Agreement with Diane S. Goostree, President and Chief Executive Officer and Change of Control Agreements with the following named executive officers: Christopher J. Reinhard, Peter C. Wulff and Larry J. Braga, and with the following executive officers: Karla R. Kelly, J.D., Russell J. Anderson, Susan A. Brodsky-Thalken, Frank M. Fazio and Greg Kricorian, M.D. Under these agreements, the Company is obligated to make certain severance payments to these individuals in the event their employment is terminated under certain circumstances.

In March 2008, the Company entered into Change of Control Agreements with John Kay, Ph. D. and Karon J. Morell. Under these agreements, the Company is obligated to make certain severance payments to these individuals in the event their employment with the Company is terminated under certain circumstances.

The Company is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on the Company’s financial statements.

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On November 2, 2006, the Company received a notice of demand for arbitration from a former employee in connection with the termination of his employment. On January 31, 2007, the Company entered into a Confidential Settlement and Release of Claims Agreement whereby the Company paid a cash settlement amount of $284,000 in February 2007. In addition to the cash settlement amount, the Company agreed to accelerate the vesting of certain stock options and warrants previously granted to the employee. The Company recorded a non-cash expense charge of $135,000 associated with the accelerated vesting of these options and warrants.

On November 16, 2006, the Company received a notice of demand for arbitration from a former employee in connection with the termination of his employment. On January 10, 2007, the Company entered into a Confidential Settlement and Release of Claims Agreement whereby the Company paid a cash settlement amount of $242,000. Of the $242,000, $39,000 was paid in 2006 and the remaining balance was paid in 2007. In addition to the cash settlement amount, the Company agreed to accelerate the vesting of certain stock options previously granted to the employee. The Company recorded a non-cash stock compensation expense charge of $116,000 associated with the accelerated vesting of these stock options.

On November 17, 2006, the Company entered into a separation agreement and mutual general release with Dr. Stefan M. Lemperle in connection with his resignation as a director and as an employee. Pursuant to the agreement, the Company paid $690,000 in cash severance payments. Of the $690,000, $428,000 was paid in 2006 and the balance of $262,000 was paid in 2007. Dr. Stefan M. Lemperle was also eligible to receive an additional severance payment of $400,000, contingent upon the Company’s completion of a qualifying transaction, as defined in the agreement, before March 31, 2007. The Company’s IPO in December 2006 did not meet the definition of a qualifying transaction as defined in the agreement, so no additional payments were due to Dr. Lemperle. In connection with the agreement, the Company also amended the terms of the outstanding stock options held by Dr. Stefan M. Lemperle to provide for the full acceleration of all unvested shares under his stock options, and the Company has agreed to issue to Dr. Stefan M. Lemperle a warrant to purchase up to 117,647 shares of common

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock, subject to reduction in an amount determined in accordance with the terms of the agreement. The Company recorded a non-cash expense charge of $378,000 associated with the accelerated vesting of these options and warrants in the year ended December 31, 2006.

On November 6, 2006, the Company filed a demand for arbitration with the American Arbitration Association against Melvin Ehrlich, who served as the Company’s President and Chief Operating Officer from January 2004 to April 2004. The Company was seeking declaratory relief regarding the number of shares of common stock Mr. Ehrlich was entitled to purchase under a warrant issued to him in connection with his employment agreement. The parties settled this action in March 2007. The Company paid Mr. Ehrlich $250,000 and issued Mr. Ehrlich 26,710 shares of common stock and a warrant to purchase 25,000 shares of common stock, at an exercise price of $8.07 per share. The settlement also contained a mutual release of claims and a mutual covenant not to sue. The Company accrued the expenses related to this settlement in the year ended December 31, 2006.

On August 13, 2007, Stefan Lemperle, the former Chief Executive Officer of the Company, filed a Demand for Arbitration with the American Arbitration Association, arising out of his November 17, 2006 Separation Agreement and General Release with the Company (the “Separation Agreement”). The Demand includes claims for breach of contract, breach of the covenant of good faith and fair dealing, and breach of fiduciary duty. In the Separation Agreement, the Company agreed to use commercially reasonable efforts to resolve an existing dispute with Mel Ehrlich, its former President and Chief Operating Officer, who claimed he had a right to acquire 470,588 shares of the Company’s Common Stock. Based on the payment the Company made to Mr. Ehrlich to resolve this dispute, the Separation Agreement provided that Stefan Lemperle was entitled to receive a warrant to purchase up to 2,207 shares of Common Stock. The Company resolved its dispute with Mr. Ehrlich and agreed to issue Dr. Lemperle a warrant in accordance with the terms of the Separation Agreement. Dr. Lemperle claimed that the Company did not use commercially reasonable efforts to resolve its dispute with Mr. Erhlich. The matter settled on February 11, 2008 for a payment of $30,000 to Dr. Lemperle in consideration for a general release of all claims.

Sandor Litigation

In August 2005, Elizabeth Sandor, an individual residing in San Diego, California, filed a complaint against the Company, Drs. Gottfried Lemperle, Stefan Lemperle and Steven Cohen in the Superior Court of the State of California for the County of San Diego. The complaint, as amended, set forth various causes of action against the Company, including product liability, fraud, negligence and negligent misrepresentation, and alleged that Dr. Gottfried Lemperle, the Company’s co-founder, former Chief Scientific Officer and a former director, treated Ms. Sandor with Artecoll and/or ArteFill in violation of medical licensure laws, that the product was defective and unsafe because it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections.

In addition, the complaint alleged that Dr. Gottfried Lemperle and his son, Dr. Stefan Lemperle, the Company’s co-founder, former Chief Executive Officer and a former director, falsely represented to her that the product had received an approvability letter from the FDA and was safe and without the potential for adverse reactions.

The complaint also alleged medical malpractice against Dr. Cohen, the lead investigator in the Company’s U.S. clinical trial, for negligence in treating Ms. Sandor for the adverse side effects she experienced. Ms. Sandor sought damages in an unspecified amount for pain and suffering, medical and incidental expenses, loss of earnings and earning capacity, punitive and exemplary damages, reasonable attorneys’ fees and costs of litigation. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and to toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties, and Ms. Sandor was allowed to refile her case at any time within 18 months from that date.

On December 5, 2007, Ms. Sandor re-filed a complaint for personal injury, compensatory and punitive damages against the Company, Dr. Gottfried Lemperle, Dr. Stefan Lemperle and Dr. Steven Cohen. The complaint

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

contains many of the same allegations contained in the initial complaint filed in September 2005. The complaint sets forth various causes of action and alleges that Dr. Gottfried Lemperle administered injections of a product of the Company in violation of medical licensure laws, that the product was defective and unsafe in that it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. Ms. Sandor is seeking damages in an unspecified amount for special and actual damages, medical and incidental expenses, incidental and consequential damages, punitive and exemplary damages, reasonable attorney’s fees and costs of litigation. The Company is preparing a demurrer to the complaint, and written discovery has commenced in this matter.

FDA Investigation

In March 2006, the counsel for Dr. Gottfried Lemperle, the Company’s former Chief Scientific Officer and a former member of the Company’s board of directors, in the Sandor litigation discussed above informed the Company that she had contacted an investigator in the FDA’s Office of Criminal Investigations. She further stated that the FDA investigator informed her that the FDA has an open investigation regarding the Company, Dr. Gottfried Lemperle and his son, Dr. Stefan Lemperle, the Company’s former Chief Executive Officer and a former director, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that when the investigation is completed, it could be referred to the U.S. Attorney’s office for criminal prosecution. In November 2006, the Company contacted the FDA’s Office of Criminal Investigations. That office confirmed the ongoing investigation involving the Company, but declined to provide any details of the investigation, including the timing, status, scope or targets of this investigation. The Company contacted the FDA’s Office of Criminal Investigations in February 2008. The Office of Criminal Investigations confirmed that the investigation is ongoing and has been referred to the U.S. Attorney’s office, but did not provide any additional information regarding this investigation or whether the U.S. Attorney’s office intends to commence an action.

7.	Convertible Notes Payable

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

Interest expense related to the warrants and beneficial conversion features was $0, $235,000 and $1,772,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

8.	Stockholders’ Equity

On December 26, 2006, the Company closed an initial public offering of its common stock in which it sold 5,290,000 shares of common stock at $6.00 per share for gross proceeds of $31.7 million. After underwriting discounts, commissions and offering expenses, the Company received net proceeds of $25.3 million. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into 9,367,512 shares of common stock.

Convertible Preferred Stock

In May 2005, the Company issued 5,789,801 shares of Series D convertible preferred stock at $1.25 per share and 4,230,055 shares of Series D convertible preferred stock at $2.00 per share for a total of $15,197,000 and interest accrued to the holders of a 2004 convertible notes payable (2004 Notes) of $500,000. The total investment was comprised of $8,460,000 in subscriptions for a total of 4,230,055 shares of Series D convertible preferred stock and $7,237,000 of convertible promissory notes payable (2004 Notes), including accrued interest of $500,000, which converted into a total of 5,789,801 shares of Series D convertible preferred stock.

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

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On January 13, 2006, the Company closed the third round of Series E Financing. Upon closing, total gross proceeds of $3,235,000 were received resulting in the issuance of 1,294,000 shares of Series E convertible preferred stock and warrants for the future purchase of 536,440 shares of Series E convertible preferred stock at $2.50 per share. The warrants expire January 13, 2011. In addition, the Company issued a warrant for the future purchase of 8,088 shares of common stock at $5.31 per share. This warrant expires January 13, 2011.

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

At December 31, 2007, 2006 and 2005, the Company was authorized to issue 10,000,000, 10,000,000 and 35,000,000 shares of preferred stock, respectively.

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

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

On December 26, 2006, after giving effect to the 1-for-4.25 reverse stock split, and the anti-dilution provisions associated with the Series B and C-1 convertible preferred stock, all of the outstanding shares of convertible preferred stock were automatically converted into 9,367,512 shares of common stock.

Stock Option Plans

In 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) for eligible employees, officers, directors, advisors, and consultants that provides for the grant of incentive and nonstatutory stock options and other awards. The Company has 5,882,353 shares of common stock options authorized under the 2006 Plan. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2006 Plan. Options granted by the Company generally vest over two to four years and vested options are exercisable from the date of grant for a period of ten years. The exercise price of the incentive stock options must equal at least the fair market value of the stock on the date of grant.

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

The exercise price of nonstatutory stock options under the 2000 Plan and the 2001 Plan must equal at least 85% of the fair market value of the stock on the date of grant. The exercise price of any incentive stock option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. As of December 31, 2007, there were 25,880 and 3,126,198 options outstanding under the 2000 Plan and 2006 Plan, respectively, and 29,880 options granted outside the 2000 Plan and 2006 Plan.

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes stock option activity under the Company’s stock option plans (shares in thousands):

		Weighted-Average
	Options	Exercise Price

Outstanding, December 31, 2004	560	$3.57
Granted	611	5.31
Exercised	(6)	4.25
Canceled	(16)	5.31

Outstanding, December 31, 2005	1,149	4.46
Granted	1,320	8.00
Exercised	(99)	3.49
Canceled	(236)	4.91

Outstanding, December 31, 2006	2,134	6.65

Granted	1,392	7.58
Exercised	(47)	2.47
Canceled	(297)	7.05

Outstanding, December 31, 2007	3,182	$7.08

Vested or expected to vest at December 31, 2007	2,577	$6.99

The weighted average remaining contractual term of outstanding options at December 31, 2007 is 8.27 years. The aggregate intrinsic value of such options is $73,515. The weighted average remaining contractual term of exercisable options at December 31, 2007 is 7.21 years. The aggregate intrinsic value of such options is $65,399. Intrinsic value represents the difference between the option price at grant date and the market price of the Company’s common stock, which was $2.27 at December 31, 2007.

The total intrinsic value of options exercised during the year ended December 31, 2007 is $194,866.

The following table summarizes information about options outstanding at December 31, 2007 under the 2000, 2001 and 2006 Plans:

Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Grant Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 0.43 - $ 4.25	387,222	6.2 years	$3.19	210,464	$3.27
$ 5.31 - $ 5.31	715,452	7.7 years	5.31	415,957	5.31
$ 6.31 - $ 7.86	1,167,008	8.8 years	7.47	304,456	7.71
$ 7.90 - $ 9.96	635,700	9.1 years	9.20	126,434	8.62
$10.63 - $10.63	276,576	8.4 years	10.63	109,204	10.63

	3,181,958	8.3 years	$7.08	1,166,515	$6.42

On December 26, 2006, upon the closing of the Company’s initial public offering, stock options to purchase 78,855 shares of common stock granted to Outside Directors became fully vested. The Company recorded $547,000 related to the acceleration of these stock options.

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

Warrants

As of December 31, 2006, after giving effect to a 1- for- 4.25 reverse stock split of the Company’s outstanding common stock and the conversion of all outstanding shares of the Company’s preferred stock into common stock (taking into account the anti-dilution provisions of the Series B convertible preferred stock and the Series C-1 convertible preferred stock) in connection with the initial public offering of the Company’s common stock, warrants to purchase 2,530,336 shares of the Company’s common stock, at a weighted average exercise price of $7.03 were outstanding.

The following table summarizes warrant activity for the year ended December 31, 2007:

		Weighted Avg.
	Warrants	Exercise Price

Outstanding, December 31, 2006	2,530,336	$7.00
Granted	25,000	8.07
Exercised	(78,816)	5.31
Cancelled	(5,882)	8.50

Outstanding, December 31, 2007	2,470,638	$7.06

All outstanding warrants are exercisable as of December 31, 2007.

In February 2008, the Company issued 1,675,000 of warrants in relation to the financing arrangement with CHRP (Note 12). 1,300,000 warrants have an exercise price of $5.00 while 375,000 warrants have an exercise price of $3.13.

Common Shares Reserved for Issuance

The following table summarizes common shares reserved for future issuance on exercise or conversion of the following:

December 31,
2007

Warrants for common and preferred stock	2,470,638
Common stock options outstanding previous to 2001 Plan	55,760
Common stock options outstanding under 2001 and 2006 Plans	3,126,198
Common stock options available for future grant	2,381,582

Total common shares reserved for issuance	8,034,178

9.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2007. At December 31, 2007, the Company had net deferred tax assets of $3.7 million. These deferred tax assets are primarily composed of differences in inventory basis, deferred rent and stock compensation expense. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however the Company is in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. The Company expects the Section 382 analysis to be completed within the next twelve months.

Significant components of the Company’s net deferred tax assets at December 31, 2007 and 2006 are shown below (in thousands). A valuation allowance of $3.5 million and $28.4 million has been established to offset the net deferred tax assets as of December 31, 2007 and 2006, respectively, as realization of such assets is uncertain.

At December 31, 2007, the Company had federal and California tax net operating loss carryforwards of approximately $83 million and $82 million, respectively. The federal and state tax loss carryforwards begin to expire in 2019 and 2009, respectively, unless previously utilized.

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$—	$24,885
Reserves and other	3,677	3,840

Total deferred tax assets	3,677	28,725
Valuation allowance for deferred tax assets	(3,538)	(28,447)

	139	278
Deferred tax liabilities:
Foreign intangible	(915)	(1,368)
Other	(139)	(278)

Total deferred tax liabilities	(1,054)	(1,646)

Net deferred tax liabilities	$(915)	$(1,368)

The components of the benefit (expense) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	90	—	(37)

	90	—	(37)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	452	476	495

	452	476	495

	$542	$476	$458

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of the statutory federal income tax benefit to the Company’s effective tax benefit (in thousands):

	December 31,
	2007	2006	2005

Tax benefit at federal statutory rate	$9,325	$9,114	$7,718
State, net of federal benefit	1,576	1,541	1,324
Tax credits	198	308	—
Foreign tax	437	476	458
Change in valuation allowance due to 382 study pending	(33,448)	—	—
Change in valuation allowance excluding change applicable to purchased intangibles	24,909	(9,101)	(8,202)
Change in valuation allowance applicable to purchased intangibles	—	—	5
Other foreign loss	(371)	(408)	(457)
Other permanent differences	(2,084)	(1,454)	(388)

Benefit for income taxes	$542	$476	$458

10.	Employee Benefit Plan

Effective January 1, 2000, the Company adopted a defined contribution 401(k) profit sharing plan (the “Plan”) covering substantially all employees that meet certain age requirements. Employees may contribute up to 100% of their compensation per year (subject to a maximum limit by federal law). The Plan does allow for employer matching. To date, no employer match has been made.

11.	Related-Party Transactions

On December 30, 2005, the Company entered into an amendment of the 2005 Bridge Loan with an investor. Per the note amendment, the investor waived both its conversion and redemption options under the original note and extended the due date of the remaining outstanding principal. Three Company directors personally guaranteed the remaining outstanding principal under the amended note agreement. In exchange for the personal guarantees, the three Company directors were each granted 23,529 shares of common stock. At December 31, 2005, the common stock had not yet been issued and is included as common stock issuable in the 2005 consolidated balance sheet and the consolidated statement of stockholders’ equity. On January 3, 2006, the common shares were issued.

12.	Subsequent Events

In January 2008, the Company entered into a entered into a financing arrangement (the “Financing”) with Cowen Healthcare Royalty Partners, L.P. (“CHRP”) to raise $21.5 million, and the potential for an additional $1 million in 2009 contingent upon the Company’s satisfaction of a net product sales milestone. The Company intends to use the proceeds to expand both its dedicated U.S. sales force and consumer outreach programs. In February 2008, the Company repaid the total amount due of $8.6 million to Comerica Bank under the term loan and the line of credit and terminated the line of credit. After the Comerica Bank payment and the payment of certain transaction expenses, the Company received net proceeds of $12.6 million.

Under the Revenue Interest Financing and Warrant Purchase Agreement (the “Revenue Agreement”), CHRP acquired the right to receive a revenue interest on the Company’s U.S. net product sales from October 2007 through December 2017 (the “Term”). The Company is required to pay a revenue interest on U.S. net product sales of ArteFill®, any improvements to ArteFill®, any internally developed products and any products in-licensed or purchased by the Company, provided that such improvements, internally developed, in-licensed or purchased products are primarily used for or have an FDA-approved indication in the field of cosmetic, aesthetic or

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

dermatologic procedures. The scope of the products subject to CHRP’s revenue interest narrows following the date the cumulative payments the Company makes to CHRP first exceed a specified multiple of the consideration paid by CHRP for the revenue interest. In addition, the Company is required to make two lump sum payments of $7.5 million to CHRP, the first in January 2012 and the second in January 2013.

Under the Revenue Agreement, the Company issued CHRP a warrant to purchase 375,000 shares of Common Stock, at an exercise price equal to $3.13 per share. This warrant has a 5 year term, and allows for cashless exercise.

As part of the Financing, the Company also entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Agreement”) with CHRP pursuant to which the Company agreed to issue and sell to CHRP, at the closing of the Financing, a 10% senior secured note in the principal amount of $6,500,000 (the “Note”). The Note has a term of five (5) years and bears interest at 10% per annum, payable monthly in arrears. The Company will have the option to prepay all or a portion of the Note at a premium. In the event of an event of default, with “event of default” defined as (i) a Put Event, (ii) a failure to pay the Note when due, (iii) the Company’s material breach of its covenants and agreements in the Note and Warrant Agreement, (iv) the Company’s failure to perform an existing agreement with a third party that accelerates the majority of any Debt in excess of $500,000 or (v) subject to a cure period, material breach of the covenants, representations or warranties in the Financing documents, the outstanding principal and interest in the Note, plus the prepayment premium, shall become immediately due and payable.

Under the Note and Warrant Agreement, the Company issued CHRP a warrant to purchase 1,300,000 shares of Common Stock, at an exercise price equal to $5.00 per share. This warrant has a 5 year term, and allows for cashless exercise.

13.	Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Product sales	$1,442	$2,055	$1,220	$2,367
License revenues	—	732	5,500	—

Total revenues	1,442	2,787	6,720	2,367

Cost of product sales	1,720	2,159	3,002	3,778

Gross profit (loss)	(278)	628	3,718	(1,411)

Research and development	1,032	1,136	1,541	2,314
Selling, general and administrative	5,570	6,327	5,868	6,566

Loss from operations	(6,880)	(6,835)	(3,691)	(10,291)

Net loss	$(6,609)	$(6,656)	$(3,682)	$(9,938)

Net loss per share — Basic and diluted	$(0.40)	$(0.40)	$(0.22)	$(0.60)

Shares used in calculating net loss per share — Basic and diluted	16,380,633	16,459,103	16,493,767	16,514,163

Artes Medical, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

License revenues	$—	$390	$—	$—

Total revenues	—	390	—	—

Research and development	2,949	1,530	1,219	2,386
Selling, general and administrative	3,194	4,868	3,401	5,836

Loss from operations	(6,143)	(6,008)	(4,620)	(8,222)

Net loss	$(7,981)	$(6,186)	$(4,402)	$(7,754)

Net loss per share — Basic and diluted	$(6.14)	$(4.59)	$(3.17)	$(2.32)

Shares used in calculating net loss per share — Basic and diluted	1,300,634	1,347,993	1,387,036	3,348,125

Schedule II

Artes Medical, Inc.

Valuation and Qualifying Accounts
For the years ended December 31, 2007, 2006 and 2005

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year

Allowance for doubtful accounts receivable
2005	$—	$—	$—	$—
2006	—	—	—	—
2007	—	72,474	52,474	20,000
Reserve for excess, obsolete and short-dated inventories
2005	$—	$—	$—	$236,750
2006	236,750	917,137	399,513	754,374
2007	754,374	3,764,188	2,280,861	2,237,701