Form 10-K/A
period 2007-12-31
ARTES MEDICAL INC
filed 2008-04-22
CIK 1351197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (14,599,397 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ Stock Market on June 30, 2007, was $116,503,188. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 18, 2008, there were outstanding 16,514,163 shares of the registrant’s common stock, par value $0.001 per share, and no shares of the registrant’s preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Artes Medical, Inc. (the “Company” or “we,” “us,” or “our”) for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Report”). This Form 10-K/A replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

INDEX TO FORM 10-K/A

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	24
Item 14.	Principal Accounting Fees and Services	28

PART IV
Item 15.	Exhibits and Financial Statement Schedules	28
Signatures		32
Ex – 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
Ex – 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
Ex – 32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
Ex – 32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

Forward-Looking Statements:

This Form 10-K/A and the documents incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. Words such as “believe,” “may,” “could” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K/A, and in particular, the risks discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange

Commission on March 14, 2008 and those discussed in other documents we file with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this Form 10-K/A. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this Form 10-K/A to reflect future events or circumstances.

This Form 10-K/A contains market data and industry forecasts that were obtained from industry publications, third-party market research and publicly available information. These publications generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that the information from these publications is reliable, we have not independently verified, and make no representation as to the accuracy of, such information.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Directors

The name, age, position(s), term and board class for each member of our board of directors is set forth below as of April 18, 2008:

			Term Expires on the
			Annual Meeting Held	Board
Name	Age	Position(s)	in the Year	Class

Christopher J. Reinhard	54	Executive Chairman of the Board	2008	Class II
Diane S. Goostree	52	President and Chief Executive Officer and Director	2009	Class III
John R. Costantino(1, 2, 3)	61	Director	2008	Class II
Lon E. Otremba(1, 2, 3)	51	Director	2010	Class I
Beverly A. Huss(2, 3)	48	Director	2010	Class I
Robert B. Sherman(1, 2, 3)	65	Director	2009	Class III
Todd C. Davis	47	Director	2010	Class I

(1)	Member of the audit committee of the board of directors.

(2)	Member of the compensation committee of the board of directors.

(3)	Member of the nominating and corporate governance committee of the board of directors.

Christopher J. Reinhard has been our Executive Chairman of the Board since June 2004. Since December 2003, Mr. Reinhard has also served as Chairman of the Board and Chief Executive Officer of Cardium Therapeutics, Inc., a publicly traded medical technology company. From July 2002 to December 2004, Mr. Reinhard served as Chief Executive Officer of Collateral Therapeutics, Inc., a publicly traded biotechnology company. Prior to the acquisition of Collateral Therapeutics, Inc. by Schering AG in July 2002, Mr. Reinhard worked for Collateral Therapeutics in a variety of roles from June 1995 to July 2002, including Chief Financial Officer and President. Mr. Reinhard holds a B.S. in Finance and an M.B.A. from Babson College.

Diane S. Goostree has been our Chief Executive Officer and a director since November 2006 and our President since March 2006. She also served as our Chief Operating Officer from March 2006 to November 2006. From September 2002 to February 2006, Ms. Goostree was employed with SkinMedica, Inc., a dermatology specialty pharmaceutical company, most recently serving as Senior Vice President, Corporate Development and Operations. From May 2002 to September 2002, Ms. Goostree served as a consultant for SkinMedica, Inc. From November 2000 to May 2002, Ms. Goostree served as Vice President, Business Development at Elan Pharmaceuticals, Inc., a publicly traded biotechnology company. Prior to that, Ms. Goostree worked for Dura Pharmaceuticals, Inc., a publicly traded pharmaceutical company, in a variety of roles, including Regional Sales Director, and most recently as Vice President of Business Development from September 1995 until its acquisition by Elan Pharmaceuticals in November 2000. Ms. Goostree holds a B.S. in Chemical Engineering from the University of Kansas and an M.B.A. from the University of Missouri in Kansas City.

John R. Costantino has been a director since June 2006. Since January 2006, Mr. Costantino has also served as Managing General Partner of NGN Capital LLC, a venture capital advisory firm focusing on the healthcare and biotechnology industries. He has served as Vice President of Walden Capital Partners L.P., a Small Business Investment Company (SBIC), since 1994, and has been a Managing Director at Walden Partners Ltd., a merchant bank providing consulting and investing services, since 1992. Mr. Costantino currently also serves on the board of directors of GE Funds, GE Investment Funds, Inc., GE Institutional Funds and GE LifeStyle Funds, each management investment companies. Mr. Costantino holds a B.S. from Fordham University and a J.D. from Fordham Law School. He is also a Certified Public Accountant.

In February 2006, NGN Capital LLC purchased shares of our equity securities in a private placement financing. Mr. Costantino was appointed to the board in June 2006 in connection with the closing of this financing.

Lon E. Otremba has been a director since March 2006. Since October 2006, Mr. Otremba has served as Chief Executive Officer of Access 360 Media, a privately held media company. Since 2005, Mr. Otremba has also been the Principal Managing Partner of Otremba Management Advisory LLC, a strategic and operational management advisory firm. Mr. Otremba also served as Chief Executive Officer and a director of Muzak, LLC, a provider of commercial music services, from 2003 to 2005. Prior to joining Muzak, Mr. Otremba served as Executive Vice President, Strategic Planning and Operations of the AOL Interactive Marketing Group of Time Warner from 2002 to 2003, and as Executive Vice President, Strategic Planning, of the AOL Time Warner Local Partnership Group from 2001 to 2002. Mr. Otremba currently serves on the board of directors of Cardium Therapeutics, Access 360 Media, Power Medical Interventions, GGL, and EEI Communications and as a trustee of Buckley Country Day School. Mr. Otremba holds a B.A. in marketing and economics from Michigan State University.

We completed a series of private financings from December 2005 to March 2006. Mr. Otremba was appointed to the board in connection with the closing of these financings upon the recommendation of the lead placement agent for these financings.

Beverly A. Huss has been a director since October 2007. Ms. Huss is Chief Executive Officer of Vibrynt, Inc., a venture-backed medical device company. From 2001 to 2005, Ms. Huss served as President, Endovascular Solutions and Vice President of Guidant Corporation where she was responsible for research and development, manufacturing, sales, marketing, finance, regulatory affairs, quality assurance, clinical affairs and human resources within Endovascular Solutions. Ms. Huss holds a B.S. in Metallurgical Engineering from University of Illinois and a Masters in Technology Management from Pepperdine University.

Robert B. Sherman has been a director since October 2007. Mr. Sherman is a member of the Pilot Group, LLC, a private equity firm. From 2002 to 2003 he was America Online, Inc.’s (AOL) President, Interactive Marketing. Prior to AOL, from 2001 to 2002, Mr. Sherman was president of Time Warner Cable Advertising Sales. He also formerly served as Executive Vice President of NBC’s owned and operated radio stations and Chief Executive Officer of the advertising agency Della Femina, Travisano, Sherman & Olken, whose clients have included USA Network and Fox Television. Mr. Sherman holds a B.A. in Psychology from Adelphi University.

Todd C. Davis has been a director since February 2008. Mr. Davis is co-founder and managing director of Cowen Healthcare Royalty Management, LLC, the investment advisor to Cowen Healthcare Royalty Partners, L.P., or CHRP. Mr. Davis was previously a partner at Paul Capital Partners, where he was focused on the activities of the Paul Royalty Funds. Prior to that, Mr. Davis was a partner at Apax Partners, a private equity fund. Mr. Davis has extensive healthcare operating experience, having worked in business development and general management at Elan Pharmaceuticals, and in sales and marketing at Abbott Laboratories. Mr. Davis currently also serves on the board of directors of Ligand Pharmaceuticals. He is a former U.S. naval officer and holds a B.S. from the U.S. Naval Academy, and an M.B.A. from Harvard Business School.

In February 2008, we completed a financing arrangement with CHRP to raise $21.5 million. In connection with this financing, we entered into an investor rights agreement with CHRP in which we agreed to elect two individuals designated by CHRP to our board, including: (i) an employee of CHRP, or the CHRP Director, and (ii) an individual with relevant experience in the Company’s industry and who is acceptable to a majority of the then serving directors on the Board, or the Industry Director. Mr. Davis was elected to the Board as the CHRP Director. We intend to elect the Industry Director to fill a vacancy on the Board. The Industry Director will serve as a Class II director, with a term ending at the annual meeting of stockholders held in 2011. Our Board will, subject to its fiduciary obligations, use commercially reasonable efforts to continue to nominate two individuals designated by CHRP to serve as the CHRP and Industry Directors at each election of directors until the earliest to occur of: (i) December 31, 2017, (ii) the date the cumulative payments to CHRP made by the Company pursuant to our agreements with CHRP first exceed a specified multiple of the consideration paid to the Company by CHRP or (iii) upon a change of control. If at any time the CHRP Director is not serving on the Board, CHRP will have a right to participate in all meetings of the Board in a nonvoting observer capacity.

Our Executive Officers and Significant Employees

Set forth below are the name, age, position(s), and a brief account of the business experience of each of our executive officers and significant employees as of April 18, 2008:

Name	Age	Position(s)

Christopher J. Reinhard	54	Executive Chairman of the Board
Diane S. Goostree	52	President and CEO and Director
Peter C. Wulff	48	Executive Vice President and CFO
Karla R. Kelly, J.D.	54	Chief Legal Officer, General Counsel and Corporate Secretary
Greg J. Kricorian, M.D.	38	Chief Medical Officer
Larry J. Braga	46	Vice President — Manufacturing
Susan A. Brodsky-Thalken	55	Vice President — U.S. Sales and Training
Frank M. Fazio	39	Vice President — Marketing
John F. Kay, Ph.D.	57	Vice President — Engineering and Development
Karon J. Morell	58	Vice President — Regulatory Affairs and Quality Affairs

The brief accounts of the business experience of Mr. Reinhard and Ms. Goostree are set forth above in “Our Directors” in this Item 10.

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

Greg J. Kricorian, M.D. has been our Chief Medical Officer since July 2007. Before Artes Medical, he served as Senior Director, Medical Affairs for Valeant Pharmaceuticals International, a leading global specialty pharmaceutical company, from February 2005 to July 2007. From May 2002 to February 2005, Dr. Kricorian held positions in Medical Affairs at ICN Pharmaceuticals (now Valeant), and prior to that was a practicing Dermatologist focusing on aesthetic procedures, including dermal fillers. Dr. Kricorian is a Board Certified Dermatologist and holds a B.S. in Psychobiology from University of California, Los Angeles, an M.D. degree from Stanford University Medical School, and an M.B.A. degree from the University of California, Los Angeles.

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

Family Relationships

There are no family relationships among any of our directors and executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated by the Securities and Exchange Commission, or SEC, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of reports provided to us pursuant to Rule 16a-3(e) of the Exchange Act and representations of such reporting persons, we believe that during fiscal year 2007, such SEC filing requirements were satisfied, with the exception of Diane Goostree, who filed a late Form 4 on April 25, 2007, Robert Sherman, who filed a late Form 4 on November 20, 2007, Beverly Huss, who filed a late Form 4 on November 20, 2007 and Greg Kricorian, who filed a late Form 4 on March 25, 2008, in connection with option grants made to these individuals.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all officers and employees, including our executive officers. This code of business conduct and ethics is posted on our website at www.artesmedical.com.  Any amendments to, or waivers from, a provision of our code of business conduct and ethics that applies to any of our executive officers will be posted on our website.

Stockholder Nominations

Since our last annual report, there has been no change to the procedures by which our stockholders may recommend nominees to our board of directors.

Audit Committee

We have a separately-designated audit committee as required by the rules and regulations promulgated by the SEC. Our board has determined that Mr. Costantino is an audit committee financial expert. See Item 13 below for additional information related to our audit committee.

Corporate Governance

The Company has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee and Governance Committee. All of these materials are available on the Company’s website at www.artesmedical.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Artes Medical, Inc., 5870 Pacific Center Boulevard, San Diego, California 92121.

Item 11.	Executive Compensation.

The compensation committee of our board of directors oversees our executive compensation program. In this role, the compensation committee reviews and approves annually all compensation decisions relating to our named executive officers.

Our compensation program is designed to attract and retain talented executives, motivate them to achieve our key financial, operational and strategic goals and reward them for superior performance. We believe that attracting and retaining high caliber executives and providing them with appropriate performance incentives are critical steps to helping us achieve our corporate goals and build long-term value for our stockholders.

Overview of Compensation Program

The elements of our compensation program are geared toward providing our executives with both short-term and long-term performance incentives, with the overall objective to motivate our executives to help us achieve our corporate goals and build long-term value for our stockholders. The elements of our compensation program include:

•	Base salary;

•	Annual performance-based cash bonus awards; and

•	Long-term stock-based incentive awards.

We also provide our executives with insurance and a limited number of additional benefits that are typical for companies in our industry. Each of these compensation elements is described in more detail below.

In determining the relevant amounts for each of these compensation elements to be awarded to our executives, our compensation committee considers the following objectives:

•	A Substantial Portion of Executive Compensation Should Be Performance-Based. We believe that a substantial portion of the compensation received by each of our executives should be directly tied to, and contingent upon, the performance of our company as a whole and the executive’s individual contribution and performance. To support this objective, our compensation committee established an Annual Bonus Incentive Plan (the “Bonus Plan”) in April 2007. The Bonus Plan is designed to align each eligible executive’s efforts with our key financial, operational and strategic goals by providing an opportunity for the executive to earn an annual cash bonus with amounts determined by considering our success in achieving our corporate goals and the executive’s success in achieving individual performance goals. The performance-based cash bonus awards payable to our executive chairman and our chief executive officer are based almost entirely on our success in achieving our corporate goals. Our corporate goals for fiscal years 2007 and 2008 include achieving sales targets for ArteFill and controlling our operating expenses.

•	Stock-Based Incentive Awards Should Comprise a Substantial Portion of Executive Compensation. We believe that a substantial portion of executive compensation should be delivered in the form of stock-based incentive awards in order to align the long-term interests of our executives with those of our stockholders and to provide a retention incentive to our executives.

•	Our Executive Compensation Should Be Competitive and Fair. In order to help us attract and retain talented executives, we believe that our compensation programs should be competitive when compared to our peers but also be perceived as fair, when considered both externally as well as internally. Because we compete with many larger companies for top executive-level talent, our compensation committee generally targets overall compensation for our executives at approximately the 50th percentile of the compensation paid to similarly situated executives at our peer group companies.

Compensation Process

Our compensation committee is responsible for establishing our compensation philosophy and setting the compensation levels for our executives, including base salaries, target performance-based cash bonus awards and stock-based incentive awards. The compensation committee is responsible for approving the corporate goals and individual performance goals for each of our executive officers for purposes of the performance-based cash bonus awards. To assist the compensation committee, our executive chairman, our chief executive officer and our senior director of human resources prepare a report at the beginning of each fiscal year recommending base salaries, stock-based incentive awards, corporate goals for the fiscal year and individual performance goals for each executive officer. In addition to this report, our compensation committee considers relevant market compensation data. The compensation committee in its sole discretion may accept or adjust the compensation recommendations it is provided by our executive chairman, our chief executive officer and our senior director of human resources. No executive officer is allowed to be present at the time his or her compensation is being discussed or determined by the compensation committee.

After the end of each fiscal year, our compensation committee also determines the performance-based cash bonus awards our executive officers should be paid for the prior fiscal year. In making this determination, our compensation committee evaluates our success in achieving our corporate goals during the past fiscal year and evaluates each executive officer’s contributions and success in achieving their individual performance goals during the past fiscal year. To assist in this process, our executive chairman, our chief executive officer and our senior director of human resources evaluate and prepare a report for the compensation committee regarding the individual performance of each of our executive officers, other than our executive chairman and our chief executive officer who are evaluated directly by the compensation committee. Based on this information, our compensation committee determines what percentage of the individual cash bonus targets each of our executive officers should receive for the past fiscal year.

Market Compensation Data

Our compensation committee considers relevant market data in setting the compensation for our executive officers. In the first quarter of 2007, our compensation committee engaged the services of an executive compensation consulting firm, Compensia, Inc., to evaluate each element of the compensation we paid to our executive officers during fiscal year 2006. Compensia also prepared an analysis of competitive market data for our compensation committee using the Radford Global Life Sciences Survey and three industry peer group surveys prepared by Compensia. Based on Compensia’s recommendation, our compensation committee determined that one of the peer group surveys, the “Revenue/Market Cap Peers” survey, was the most appropriate survey to consider in evaluating the salary of our chief executive officer. Our compensation committee, again based on Compensia’s recommendation, determined that it should consider both the Radford Global Life Sciences Survey and the Revenue/Market Cap Peers survey in evaluating the salaries of our other executives.

The Radford Global Life Sciences Survey provides executive compensation data for companies in the following industries: biotechnology, pharmaceutical, medical device, diagnostic and clinical research organizations. The Revenue/Market Cap Peers survey includes compensation data from the following 18 medical device companies. These companies averaged less than $61 million in annual revenues and had average market valuations of less than $310 million when the survey was prepared during the first quarter of 2007.

• Abiomed, Inc.	• Aspect Medical Systems, Inc.	• Biolase Technology, Inc.
• Candela Corporation	• Cepheid	• Cholestech Corporation
• Cutera, Inc.	• Cynosure, Inc.	• Isolagen, Inc.
• Micrus Endovascular Corporation	• Nanogen, Inc.	• Natus Medical Incorporated
• NeuroMetrix, Inc.	• Orthovita, Inc.	• Photomedex, Inc.
• Rita Medical Systems, Inc.	• Staar Surgical Company	• Thermage, Inc.

For fiscal year 2008, the compensation committee elected to continue to use the compensation analysis Compensia completed for the Company in fiscal year 2007.

Components of Executive Compensation

As indicated above, we compensate our executives through a combination of short-term and long-term incentives that are designed to motivate our executives to help us achieve our key financial, operational and strategic goals and build long-term value for our stockholders.

Base Salary

We provide our executive officers with a base salary to compensate them for services provided to us during the fiscal year. In setting base salaries for our executive officers, our compensation committee considers the executive’s position, our success in achieving our corporate goals, the individual’s contribution and performance during the prior fiscal year and relevant market data. The compensation committee also considers the evaluations and recommendations proposed by our executive chairman, our chief executive officer and our senior director of human resources. The compensation committee evaluates and sets the base salaries for our executives on an annual basis following annual performance reviews, as well as upon a promotion or other change in responsibility.

Fiscal Year 2007.  In setting the base salaries for our executives for fiscal year 2007, our compensation committee considered the executive’s position, our success in achieving our corporate goals during fiscal year 2006, the individual performance and contribution of the executive during fiscal year 2006 and the evaluations and recommendations proposed by our executive chairman, our chief executive officer and our senior director of human resources. It also reviewed the market survey data provided by Compensia. This data showed that the base salaries for our executive officers, other than the two vice presidents hired during fiscal year 2006, were significantly below the 50th percentile of our peer companies. In February 2007, our compensation committee decided that the base salaries for our executive officers should be increased so that they would approximate the 50th percentile of our peer companies.

Fiscal Year 2008.  For fiscal year 2008, the compensation committee considered that in fiscal 2007 the salaries of our executive officers had been increased to approximately the 50th percentile of our peer companies, the Company’s performance during fiscal 2007 and the Company’s stock price and financial status. The compensation committed also considered the individual performance and contribution of each executive during fiscal year 2007 and the evaluations and recommendations proposed by our executive chairman, our chief executive officer and our senior director of human resources. Based on these factors, the compensation committee elected not to make any changes to the salaries of our named executive officers for fiscal year 2008. The base salaries for our named executive officers for fiscal year 2008 are as follows:

Name and Title	Base Salary

Christopher J. Reinhard, Executive Chairman of the Board	$150,000
Diane S. Goostree, Chief Executive Officer, President and Director	$325,000
Peter C. Wulff, Executive Vice President and Chief Financial Officer	$250,000
Susan A. Brodsky-Thalken, Vice President — U.S. Sales and Training	$235,000
Frank M. Fazio, Vice President — Marketing	$242,000

Performance-Based Cash Bonus Awards

In April 2007, our compensation committee established a written Annual Bonus Incentive Plan (the “Bonus Plan”) for our executive officers and other eligible employees. The Bonus Plan is designed to align each eligible employee’s efforts with our financial, operational and strategic goals by providing an opportunity for the employee to earn an annual cash bonus with amounts determined by overall achievement of corporate goals and individual goals. The Bonus Plan is governed by the compensation committee. Our chief executive officer, with assistance from our senior director of human resources and executive chairman, is responsible for administrating the Bonus Plan. All employees, including our executives, are eligible to participate in the Bonus Plan if they have been a full-time employee for three consecutive months prior to the end the fiscal year, had an acceptable performance rating on their most recent performance review and are not on a performance improvement plan.

Our compensation committee is responsible for setting the target bonus amounts for our executives and other eligible employees, and approving the overall target bonus amounts that are available under the Bonus Plan. The target bonus amounts for each eligible employee will generally be set at a percentage of his or her base salary. The bonus payments an eligible employee receives will be based on two equally weighted performance measures, corporate goals and individual goals. Our chief executive officer is responsible for establishing specific written corporate goals for the Bonus Plan year, which goals are subject to approval by our compensation committee. Our senior executives will establish departmental goals for each of their respective departments, which goals are subject to approval by our chief executive officer. Our department heads will work with their departments to set the appropriate objectives for their team and individual goals for each eligible employee.

After the end of each fiscal year, the compensation committee is responsible for setting the actual bonus amounts to be awarded. To assist our compensation committee, each year: (i) our chief executive officer provides the compensation committee with documentation regarding full or partial achievement of each corporate goal, along with a recommended percentage reflecting our overall achievement of the corporate goals, (ii) each employee provides a written summary of their success in achieving their individual goals, including a proposed overall percentage accomplishment and (iii) the employee’s supervisor writes a final assessment and determines the overall percent accomplishment (the supervisor’s evaluation is reviewed by a human resources officer and approved by our chief executive officer). The average of the corporate goals success percentage and the individual goals success percentage is multiplied by the employee’s target bonus amount to determine the actual bonus amount paid to an employee. Actual amounts payable can range from 0 to 100% of the target amounts, based upon the extent to which performance under each criterion meets, exceeds or is below target. To reward exceptional performance in certain circumstances, the compensation committee may determine that a supplemental bonus in excess of the target bonus is appropriate and justified. However, individual incentive payments are not an entitlement and may be decreased at the sole discretion of the compensation committee. We may terminate the Bonus Plan at any time, and may alter the terms and conditions under which the bonus awards are set, calculated or paid.

Fiscal Year 2007.  Our board approved nine corporate goals for fiscal year 2007. These goals involved financial, operational and strategic objectives including, but not limited to: our financial performance during fiscal year 2007, enhancing the product labeling for ArteFill, increasing our manufacturing capabilities, expanding our product offerings and exploiting the non-strategic applications for ArteFill and our related microsphere technology platform and adding additional qualified directors to our board. In February 2008, our compensation committee evaluated the Company’s achievement of the corporate goals and individual goals, and determined that our named executive officers should not receive any cash bonuses for fiscal year 2007.

Fiscal Year 2008.  For fiscal year 2008, our board approved goals that include: achieving our sales targets, managing our operating costs in accordance with our plan, and increasing the number of physician customers and their use of ArteFill in their practices. Although the corporate and individual performance goals are intended to be achievable, an award of the full target cash bonus amount will require very high levels of both individual and company performance. For fiscal year 2008, the target bonus amounts for our named executive officers are as follows:

	Target as a	Target
	Percentage of	Bonus
Name and Title	Base Salary	Amount

Christopher J. Reinhard, Executive Chairman of the Board	50%	$75,000
Diane S. Goostree, Chief Executive Officer, President and Director	50%	$162,500
Peter C. Wulff, Executive Vice President and Chief Financial Officer	35%	$87,500
Susan A. Brodsky-Thalken, Vice President — U.S. Sales and Training	30%	$70,500
Frank M. Fazio, Vice President — Marketing	30%	$72,600

Stock-Based Incentive Awards

In addition to our performance-based cash bonus awards, we provide long-term stock-based incentive awards to our executive officers. These stock-based incentive awards generally consist of options to purchase shares of our common stock. We believe that stock option awards help further our compensation objectives by encouraging our executives to remain with us through at least the vesting period for these awards and providing them with an incentive to continue to focus on our long-term financial performance and increasing stockholder value.

Our executive officers receive a stock option award in connection with their initial hire and following promotions. Our executives may also receive stock option awards on an annual basis. To assist the compensation committee, we have developed guidelines for initial and annual stock option awards. The guidelines for initial grants are based on the executive’s position and the guidelines for annual grants are generally designed to replace the number of options initially granted to the executive at hiring that vest after one year, or 25% of the hiring grant award for the executive. The actual number of options for an executive may be higher or lower than these guidelines, based on their individual performance or extraordinary achievements.

Fiscal Year 2007.  In analyzing whether to make additional stock option awards to our executive officers for fiscal year 2007, our compensation committee considered the executive’s position, our success in achieving our corporate goals during fiscal year 2006, the individual performance and contributions of the executive during fiscal year 2006 and the base salary and other compensation payable to the executive. It also reviewed the market data provided by Compensia, which indicated that the equity awards held by our executive officers (other than our chief executive officer) were generally at the 50th percentile of our peer companies.

In February 2007, our compensation committee issued Diane S. Goostree, our chief executive officer, a stock option under our 2006 Plan to purchase up to 300,000 shares of common stock at an exercise price of $9.96 per share. To align Ms. Goostree’s compensation with the long term interests of our stockholders, the shares under the option will vest as follows:

•	100,000 shares will vest over 48 months starting in February 2007, based upon our chief executive officer’s continued service to us, with our chief executive officer obtaining a vested interest in 2,083 shares for each month of continued service;

•	50,000 shares will vest based upon our achievement of certain financial performance targets set in our 2007 operating plan (these options did not vest because the performance targets were not achieved);

•	50,000 shares will vest based upon our achievement of certain financial performance targets set in our 2008 operating plan;

•	50,000 shares will vest based upon our achievement of certain financial performance targets set in our 2009 operating plan; and

•	50,000 shares will vest based upon our achievement of certain financial performance targets set in our 2010 operating plan.

Ms. Goostree must be serving as our chief executive officer and president at the end of a fiscal year in order to be eligible to vest in those shares subject to vesting during the applicable fiscal year based on our financial performance. The board will be responsible on an annual basis for establishing the financial performance targets for each of the 2008, 2009 and 2010 operating plans for purposes of this option, including any adjustment to the financial performance targets to account for significant changes in our business or strategy. Ms. Goostree’s option has a term of ten years. Any unvested shares under the option will automatically vest in the event of a fundamental transaction, as such term is defined in the 2006 Plan.

We granted stock options to our executive officers, excluding our chief executive officer, in June 2007 as part of our annual grant program for all employees.

Fiscal Year 2008.  The compensation committee approved stock option awards to our executive officers in February 2008. In making these awards, the compensation committee considered the Company’s guidelines for annual grants based on the executive’s title, the executive’s performance during fiscal year 2007 and the compensation committee’s decision not to award our executive officers any performance-based cash bonus awards for fiscal year 2007. Our named executive officers received the following stock option awards for fiscal year 2008:

Number of
Shares of
Name and Title	Common Stock

Christopher J. Reinhard, Executive Chairman of the Board	—
Diane S. Goostree, Chief Executive Officer, President and Director	93,024
Peter C. Wulff, Executive Vice President and Chief Financial Officer	26,391
Susan A. Brodsky-Thalken, Vice President — U.S. Sales and Training	43,102
Frank M. Fazio, Vice President — Marketing	43,949

These stock options have an exercise price of $2.20 per share, the closing sale price of our common stock as reported on the Nasdaq Global Market on the grant date. The stock options vest over four years, with 25% of the option shares vesting 12 months after the grant date, and the remaining 75% of the option shares vesting in 36 equal monthly installments thereafter. The stock options will automatically terminate on February 27, 2009, without any vesting, if the Company fails to satisfy a revenue milestone set by the compensation committee for fiscal year 2008. The stock options may be accelerated in the event of certain corporate transactions as provided in the 2006 Plan.

Stock and Option Grant Practices

Our compensation committee adopted a policy by which all stock and option awards to new and current employees, including our executive officers, are granted on a quarterly basis at pre-determined meeting dates of the compensation committee. Our compensation committee grants the equity awards in accordance with the dates fixed by this policy whether or not we are aware of any material non-public information (whether positive or negative) at the time of grant. Because the equity awards typically do not vest or have any realizable value for at least 12 months, we do not believe it is important whether we are aware of any material non-public information on the date of grant.

The amount of realizable value related to such awards will be determined by our stock price on the date the awards vest and therefore will be determined by our financial performance in the time prior to vesting. Whether the stock price moves up or down shortly after the grant date is largely irrelevant for purposes of the equity awards.

The exercise price of any option grant is determined by reference to the fair market value of such shares, which the 2006 Plan defines as the closing price of our common stock on the Nasdaq Global Market on the date of grant. Prior to completing our initial public offering, the exercise price for a stock option was determined by our board. However, because options granted both before and after the completion of our initial public offering have been granted at fair market value, such options only have cash value to the holder to the extent that the stock price of our common stock increases during the term of the option. The majority of our option grants vest over forty-eight months.

Other Benefits

In order to attract, retain and pay market levels of compensation, we provide our executives with the following benefits:

Health Insurance.  We provide each of our executives and their spouses and children the same health, dental and vision insurance coverage we make available to our other eligible employees.

Life and Disability Insurance.  We provide each of our executives with the same disability and/or life insurance as we make available to our other eligible employees.

Pension Benefits.  We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executives and other eligible employees are eligible to participate in our 401(k) contributory defined contribution plan. We do not currently make matching contributions to participants in the 401(k) plan.

Nonqualified Deferred Compensation.  We do not provide any nonqualified defined contribution or other deferred compensation plans to any of our employees.

Perquisites.  We limit the perquisites that we make available to our executive officers. Our executives are entitled to few benefits such as relocation expenses on their initial hire and other benefits with de minimis value that are not otherwise available to all of our employees.

Sales Incentives Plan

We have established a sales incentives plan for employees in our sales organization. None of our executive officers are eligible to participate in this plan.

Employment Agreements and Potential Payments Upon Termination or Change of Control

Chief Executive Officer:  We entered into a Severance Protection Agreement, dated August 7, 2007, with Ms. Goostree. The intent of this agreement is to provide an incentive to Ms. Goostree to continue in our service and to aid in any future change of control event.

Change in Control Benefits.  The Severance Protection Agreement provides that in the event of a change of control, 100% of Ms. Goostree’s then unvested option shares under the Option (including any option shares that did not vest based on our performance during a fiscal year) she received on February 2, 2007, and 50% of Ms. Goostree’s then unvested option shares under all other options will automatically vest upon the closing date of a change of control if (i) Ms. Goostree provides services to us as an employee or a consultant continuously through the closing date of such change of control or (ii) Ms. Goostree’s employment with us ends by reason of an involuntary termination within three months prior to the closing date of such change of control. All remaining unvested option shares under her options will automatically vest if Ms. Goostree’s employment is terminated by reason of an involuntary termination on or within 24 months following the closing date of the change of control.

The Severance Protection Agreement also provides that if Ms. Goostree’s employment with us or the surviving company ends by reason of an involuntary termination within three months prior to the closing date of a change of control or within 24 months following the closing date of the change of control, we will pay Ms. Goostree severance equal to: (i) nine months of Ms. Goostree’s base salary, plus (ii) any earned, but not yet paid, pending bonus from a completed calendar year, plus (iii) the product of (A) the average amount of the bonus, if any, Ms. Goostree received from us in connection with services to us during the last three fiscal years prior to the effective date of the involuntary termination and (B) the number of days between the last day of the fiscal year preceding the involuntary termination and the effective date of the involuntary termination divided by 365 days.

Additionally, if Ms. Goostree timely makes an election to continue coverage under our or the surviving company’s group health plan pursuant to COBRA, we or the surviving company will pay the COBRA premiums for a maximum period of nine months following the effective date of Ms. Goostree’s involuntary termination. In addition, if Ms. Goostree’s spouse and/or dependents were enrolled in our or the surviving company’s group health plan on the effective date of Ms. Goostree’s involuntary termination, we will pay the COBRA premiums for Ms. Goostree’s eligible dependents during the same nine month period, but only to the same extent that such dependents’ premiums under such plan were paid by us or the surviving company prior to the effective date of Ms. Goostree’s involuntary termination.

Severance Benefits.  In the absence of a change of control, or more than 24 months after a change of control, if Ms. Goostree’s employment is terminated other than for cause, or upon her election of a good reason resignation, she will be entitled to the acceleration of her then unvested options in the amount such options would have vested over the next nine months had such resignation or termination not occurred. Further, we will pay Ms. Goostree severance equal to: (i) nine months base salary, plus (ii) any earned, but not yet paid, pending bonus from a completed calendar year plus (iii) the product of (A) the average amount of the bonus, if any, Ms. Goostree received from us in connection with Ms. Goostree’s services to us during the last three fiscal years prior to the effective date of the termination or resignation and (B) the number of days between the last day of the fiscal year preceding the termination or resignation and the effective date of the termination or resignation divided by 365 days. We shall also provide Ms. Goostree’s and her eligible dependents COBRA benefits as described in the preceding paragraph for nine months.

Other Named Executive Officers:  We entered into Change of Control Agreements with our named executive officers, including: Christopher J. Reinhard, Peter C. Wulff, Susan A. Brodsky-Thalken and Frank M. Fazio. Our board determined that entering into these agreements was in our and our stockholders best interests to provide an incentive to each of these executives to continue in the service of us and to aid in any future change of control event.

The Change of Control Agreements provide that in the event of a change of control, 50% of the employee’s then unvested option shares will automatically vest, if (i) the employee provides services to us as an employee or a consultant continuously through the closing date of such change of control or (ii) employee’s employment with us ends by reason of an involuntary termination within three months prior to the closing date of such change of control. All remaining unvested option shares will automatically vest should employee’s employment be terminated by reason of an involuntary termination on or within 24 months following the closing date of the change of control.

The Agreement also provides that if employee’s employment with us or the surviving company ends by reason of an involuntary termination within three months prior to the closing date of a change of control or within 24 months following the closing date of the change of control, we will pay the employee severance equal to: (i) six months of the employee’s base salary, plus (ii) any earned, but not yet paid, pending bonus from a completed calendar year, plus (iii) the product of (A) the average amount of the bonus, if any, employee received from us in connection with employee’s services to us during the last three fiscal years prior to the effective date of the involuntary termination and (B) the number of days between the last day of the fiscal year preceding the involuntary termination and the effective date of the involuntary termination divided by 365 days.

Additionally, if the employee timely makes an election to continue coverage under our or the surviving company’s group health plan pursuant to COBRA, we or the surviving company will pay the employee’s COBRA premiums for a maximum period of six months following the effective date of employee’s involuntary termination. In addition, if employee’s spouse and/or dependents were enrolled in our or the surviving company’s group health plan on the effective date of employee’s involuntary termination, we will pay the COBRA premiums for employee’s eligible dependents during the same six month period, but only to the same extent that such dependents’ premiums under such plan were paid by user the surviving company prior to the effective date of employee’s involuntary termination.

The following table summarizes potential change in control and severance benefits payable to each named executive officer who was employed by us on December 31, 2007. The right-hand columns describe the payments that would apply in two different potential scenarios — 1) the severance payments, if any, an executive officer would have been eligible to receive if the executive officer was terminated without cause, or resigned for good reason, or was involuntarily terminated on December 31, 2007 and 2) the change in control benefits the executive officer would have been eligible to receive if the executive officer was terminated without cause in connection with a change in control that occurred on December 31, 2007. For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change in control, we have assumed a price per share of our common stock of $2.27, which represents the closing market price of our common stock as reported on the Nasdaq Global Market on December 31, 2007.

			Change in Control
		Severance	with Termination of
Name and Principal Position		Payments	Employment

Christopher J. Reinhard —	Salary continuation	—	$75,000
Executive Chairman of the Board	Bonus payout	—	$25,000
	COBRA payments	—	—
	Option vesting	—	—
Diane S. Goostree —	Salary continuation	$243,750	$243,750
President and Chief Executive Officer (PEO)	Bonus payout	$50,000	$50,000
	COBRA payments	$13,098	$13,098
	Option vesting	—	—
Peter C. Wulff —	Salary continuation	—	125,000
Executive Vice President and	Bonus payout	—	$37,500
Chief Financial Officer (PFO)	COBRA payments	—	$8,732
	Option vesting	—	—
Susan A. Brodsky-Thalken —	Salary continuation	—	$117,500
Vice President — U.S. Sales and Training	Bonus payout	—	$15,000
	COBRA payments	—	$2,817
	Option vesting	—	—
Frank M. Fazio —	Salary continuation	—	$121,000
Vice President — Marketing	Bonus payout	—	$15,000
	COBRA payments	—	$8,732
	Option vesting	—	—

Tax and Accounting Considerations

Deductibility of Executive Compensation.  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the deductibility of certain compensation in excess of $1,000,000 paid in any one year to our chief executive officer and our other four highest paid executive officers. Qualifying performance-based compensation will not be subject to this deduction limit if certain requirements are met. The non-performance based compensation paid in cash to our executive officers in 2007 did not exceed the $1 million limit per officer, and the compensation committee does not anticipate that the non-performance based compensation to be paid to our executive officers for 2008 will exceed that limit.

The compensation committee has and will continue to periodically review and consider the deductibility of executive compensation under Section 162(m) in designing our compensation programs and arrangements. The compensation committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Accounting for Stock-Based Compensation.  We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on January 1, 2006, which requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services over the requisite service period. For more information regarding our application of SFAS No. 123(R), please refer to “Note 1. Organization and Summary of Significant Accounting Policies — Stock Based Compensation” in the Notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 14, 2008.

Summary Compensation Table

The following table sets forth information regarding the compensation earned by our principal executive officer, our principal financial officer and our next three most highly compensated executive officers for the fiscal year ended December 31, 2007. These five individuals are referred to as our “named executive officers” in this Form 10-K/A. We generally pay bonuses in the year following the year in which the bonus was earned. This table does not include medical, group life insurance or other benefits which we make available to all of our employees.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)

Diane S. Goostree —	2007	$326,346	—	$680,234	—	$1,006,580
President and Chief Executive Officer (PEO)(2)	2006	252,693	$228,891	247,500	—	729,084
Peter C. Wulff —	2007	247,115	—	179,435	—	426,550
Executive Vice President and Chief Financial Officer (PFO)	2006	225,000	78,891	85,313	—	389,204
Susan A. Brodsky-Thalken —	2007	243,750	—	151,981	$12,861	408,592
Vice President — U.S. Sales and Training(3)	2006	118,314	30,000	61,926	—	210,240
Frank M. Fazio —	2007	241,192	—	151,354	—	392,546
Vice President — Marketing(4)	2006	129,526	30,000	81,966	—	241,492
Christopher J. Reinhard —	2007	150,000	—	179,027	—	329,027
Executive Chairman of the Board(5)	2006	181,699	50,000	367,875	—	599,574

(1)	We have computed the value of the option awards in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards granted to employees in exchange for services over the requisite service period, which is typically the vesting period.

(2)	Ms. Goostree joined our company in March 2006 as president, and became our president and chief executive officer in November 2006. Her 2006 bonus amount includes a $75,000 signing bonus, a $50,000 bonus to replace a bonus she did not receive from her previous employer as a result of joining our company, and a $104,000 performance bonus for her services during fiscal 2006.

(3)	Ms. Brodsky-Thalken joined our company in April 2006. All other compensation includes amounts paid to Ms. Brodsky-Thalken for an auto allowance.

(4)	Mr. Fazio joined our company in June 2006.

(5)	Mr. Reinhard’s 2006 salary includes $119,000 paid in cash and 5,737 shares of common stock valued at $62,000 issued to Mr. Reinhard in lieu of cash. The value of the common stock is based on the expense amount we recorded for the shares in our financial statements.

Grant of Plan-Based Awards

The following table sets forth information regarding grants of stock option awards made to our named executive officers during the fiscal year ended December 31, 2007.

		All Other Option
		Awards; Number of	Exercise or Base	Grant Date Fair
		Securities Underlying	Price of Option	Value of Option
Name	Grant Date	Options (#)	Awards ($/Sh)	Awards ($)(1)

Diane S. Goostree	2/02/2007	300,000	$9.96	$1,559,490
Peter C. Wulff	6/12/2007	17,000	$7.37	65,391
Susan A. Brodsky-Thalken	6/12/2007	17,000	$7.37	65,391
Frank M. Fazio	6/12/2007	15,000	$7.37	57,697
Christopher J. Reinhard	—	—	—	—

(1)	The grant date fair value of the stock and option awards has been computed in accordance with SFAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2007.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

Diane S. Goostree	51,468	66,179	$5.31	3/24/2016
	17,646	29,412	$7.86	6/30/2016
	20,833	279,167	$9.96	2/02/2017

Total:	89,947	374,758

Peter C. Wulff	34,313	12,745	$5.31	4/22/2015
	11,764	11,765	$5.31	12/15/2015
	28,673	47,796	$7.86	6/30/2016
	2,125	14,875	$7.37	6/12/2017

Total:	76,875	87,181

Susan A. Brodsky-Thalken	13,234	18,530	$7.86	6/09/2016
	1,324	2,205	$7.86	6/30/2016
	9,558	25,735	$10.63	11/22/2016
	2,125	14,875	$7.37	6/12/2017

Total:	26,241	61,345

Frank M. Fazio	15,441	25,735	$7.86	6/09/2016
	9,250	14,278	$7.86	6/30/2016
	1,875	13,125	$7.37	6/12/2017

Total:	26,566	53,138

Christopher J. Reinhard	152,941	—	$5.31	6/7/2009
	35,294	—	$5.31	1/3/2011
	30,881	51,471	$7.86	6/30/2016

Total:	219,116	51,471

Option Exercises and Stock Vested

There were no options exercised and no shares of common stock acquired upon vesting by our named executive officers during the fiscal year ended December 31, 2007.

Director Compensation

Our compensation committee is responsible for evaluating and recommending to the full board the compensation to be paid to the non-employee members of our board for their board service. No compensation is paid to any director who is also an employee of our company, including our executive chairman.

In early 2008, our compensation committee engaged the services of Compensia, Inc. to evaluate each element of the compensation we offer to our non-employee directors. Compensia compared the compensation we offer to our non-employee directors to the director compensation data for the same industry peer group survey, the Revenue/Market Cap Peers survey, used to evaluate the compensation of our executive officers. Based on this survey, Compensia determined that the annual director fee we offered to our board was at approximately the 50th percentile. Compensia also determined that the fees we paid for committee service and the equity compensation we offered to our non-employees directors were both below the 50th percentile of the compensation received by the non-employee directors in the peer group.

Director Fees

During fiscal 2007, we paid each of our non-employee directors an annual retainer of up to $24,000, payable in amounts of $5,000 on a quarterly basis, plus an additional $1,000 for each quarterly board meeting a director attended. We also paid an additional $12,000 per year to each member of the audit committee, payable on a quarterly basis. No additional compensation was paid to our non-employee board members for their participation on our compensation committee and our nominating and corporate governance committee. We reimbursed each non-employee director for out-of-pocket expenses incurred in connection with attending our board and committee meetings.

Under the Director Compensation Program adopted by the compensation committee in February 2008, we will pay each non-employee director an annual retainer of $28,000. We will also pay: (i) the chair of the audit committee an annual retainer of $15,500 and each other non-employee member of the audit committee an annual retainer of $7,250, (ii) the chair of the compensation committee an annual retainer of $8,750 and each other non-employee member of the compensation committee an annual retainer of $5,000 and (iii) the chair of the nominating and corporate governance committee an annual retainer of $3,500 and each other non-employee member of the nominating and corporate governance committee an annual retainer of $2,000. In addition, we will reimburse each non-employee director for their out-of-pocket expenses incurred in connection with attending board and board committee meetings. Non-employee directors will not receive any additional compensation for attending board or board committee meetings.

Equity Awards

Pursuant to the Director Compensation Program, upon initial election to the Board, non-employee directors will receive a stock option to purchase 12,500 shares of common stock and a restricted stock unit (“RSU”) award for 6,250 shares of common stock. The initial stock option grant will vest monthly over a 12 month period, and will have an exercise price equal to the closing sale price of our common stock on the date of grant. The initial RSU award will vest on the one year anniversary of the date of grant. Immediately following each annual meeting of stockholders beginning at the 2008 annual meeting of stockholders, each continuing non-employee director will receive a stock option to purchase 5,000 shares of common stock and a RSU award for 2,500 shares of common stock. The annual stock option grant will vest monthly over a 12 month period ending at the next annual meeting of stockholders, and will have an exercise price equal to the closing sale price of our common stock on the date of grant. The annual RSU award will vest at the earlier of the one year anniversary of the date of grant or the next annual meeting of stockholders. The stock options and RSUs will vest in full upon a fundamental transaction, as this term is defined in the 2006 Plan.

Under this program, Mr. Davis was granted a stock option to purchase 12,500 shares of common stock, at an exercise price of $2.20 per share. These options vest over 12 months. Mr. Davis was also granted an RSU award for 6,250 shares of common stock on February 28, 2008, which will vest on February 28, 2009. Our other non-employee directors will receive an RSU award for 6,250 shares of common stock immediately following the 2008 annual meeting of stockholders.

In the past we granted to our directors options to purchase shares of common stock under our Amended and Restated 2001 Stock Option Plan, or the 2001 Plan, or issued them warrants to purchase shares of our common stock. We are party to a director’s agreement with Mr. Reinhard, pursuant to which, among other things, we issued him a warrant to purchase 152,941 shares of our common stock. In January 2006, we issued Mr. Reinhard an additional warrant to purchase 35,294 shares of our common stock, in consideration for services as Executive Chairman during fiscal 2005. These warrants are fully vested. In March 2006, our board approved the grant of an option to Lon E. Otremba to purchase up to 23,529 shares of common stock, at an exercise price of $5.31 per share, in connection with his service as a director on our board. These options are fully vested. In June 2006, we issued Mr. Reinhard options to purchase up to 82,352 shares of common stock, at an exercise price of $7.86 per share. In November 2006, our board granted Mr. Costantino an option to purchase up to 31,796 shares of common stock, at an exercise price of $10.63 per share, in connection with Mr. Costantino’s service as a director on our board. These options are fully vested. Ms. Huss and Mr. Sherman were each granted options to purchase 23,529 shares of common stock, at an exercise price of $3.16, in November 2007, in connection with their election as directors on our board.

Limitation of Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that a corporation may eliminate the personal liability of its directors for monetary damages for breach of their fiduciary duties as directors, except liability for any of the following acts:

•	breach of their duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; and

•	any transaction from which the director derived an improper personal benefit.

Our amended and restated certificate of incorporation also provides that we will indemnify our directors, officers, employees and other agents to the fullest extent permitted by the Delaware General Corporation Law.

Our amended and restated bylaws provide that (i) we are required to indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to certain very limited exceptions, (ii) we are required to advance expenses, as incurred, to our directors and executive officers in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to certain very limited exceptions and (iii) the rights conferred in the amended and restated bylaws are not exclusive.

We have entered into indemnification agreements with each of our directors and executive officers to give these individuals additional contractual assurances regarding the scope of the indemnification set forth in our amended and restated certificate of incorporation and bylaws and to provide additional procedural protections. We intend to enter into indemnification agreements with any new directors and executive officers in the future. We have obtained directors’ and officers’ insurance providing coverage for all of our directors and officers for certain liabilities. We believe that these provisions and this insurance are necessary to attract and retain qualified directors and officers.

Director Summary Compensation Table

The following table summarizes director compensation during the fiscal year ended December 31, 2007.

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)

Christopher J. Reinhard	—	—	—
Diane S. Goostree	—	—	—
Daren J. Barone(2)	$31,000	$3,286	$34,286
Lon E. Otremba	42,000	3,286	45,286
John R. Costantino(3)	42,000	3,286	45,286
Beverly A. Huss(4)	10,000	1,369	11,369
Robert B. Sherman(5)	9,000	1,369	10,369
Todd C. Davis(6)	—	—	—

(1)	Amounts in this column reflect the dollar amounts that were recognized in fiscal 2007 for financial statement reporting purposes under SFAS 123R with respect to option awards granted to our directors in and prior to fiscal 2007.

(2)	Daren J. Barone resigned from our Board in September 2007.

(3)	Board fees for the services of Mr. Costantino are paid to NGN Capital, LLC where Mr. Costantino serves as Managing General Partner. In addition to the $27,000 in Board fees paid to NGN Capital, LLC, an additional $3,288 was reimbursed to NGN Capital, LLC for Mr. Costantino’s travel expenses to attend our Board meetings.

(4)	Beverly A. Huss was appointed to our Board in October 2007.

(5)	Robert B. Sherman was appointed to our Board in October 2007.

(6)	Todd C. Davis was appointed to our Board in February 2008.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is an officer, former officer or employee of our company. No interlocking relationship exists between any of our executive officers or compensation committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Report of the Compensation Committee

The compensation committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management and included in this Item 11. Based on these reviews and discussions, the compensation committee recommended to the Board that the compensation discussion and analysis be included in our Annual Report on Form 10-K and/or the annual meeting proxy statement on Schedule 14A.

Lon E. Otremba (Chair)
John R. Costantino
Beverly Huss
Robert Sherman

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth information regarding ownership of our common stock as of March 31, 2008 (or such other date as provided below) by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each director and nominee for director of the Company, (c) our chief executive officer, our chief financial officer and each other executive officer named in the compensation tables appearing in Item 11 above and (d) all directors and executive officers as a group. Each stockholder’s percentage ownership is based on 16,514,163 shares of our common stock outstanding as of March 31, 2008. The information in this table is based on statements in filings with the SEC, or other reliable information.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner(1)	Beneficial Ownership(2)	Class

Principal Stockholders
NGN Capital LLC(3) 369 Lexington Avenue, 17th Floor New York, New York	1,111,656	6.7%
Directors and Executive Officers
Diane S. Goostree(4)	146,553	*
Peter C. Wulff(5)	104,018	*
Susan A. Brodsky-Thalken(6)	70,648	*
Frank M. Fazio(7)	37,612	*
Christopher J. Reinhard(8)	307,157	1.8%
John R. Costantino(3)	1,111,656	6.7%
Lon E. Otremba(9)	36,254	*
Beverly A. Huss(10)	2,941	*
Robert B. Sherman(10)	2,941	*
Todd C. Davis(11)	378,125	2.2%
All directors and executive officers as a group (15 persons)(12)	2,351,547	12.5%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is care of Artes Medical, Inc., 5870 Pacific Center Boulevard, San Diego, California 92121.

(2)	Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options or warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 31, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(3)	Includes (i) 273,129 shares of common stock held by NGN BioMed Opportunity I, L.P., (ii) 81,938 shares of common stock issuable to NGN BioMed Opportunity I, L.P. upon the exercise of warrants vested as of 60 days following March 31, 2008, (iii) 197,458 shares of common stock held by NGN BioMed Opportunity I GmbH & Co. Beteiligungs KG (iv) 59,237 shares of common stock issuable to NGN BioMed Opportunity I GmbH & Co. Beteiligungs KG upon exercise of warrants vested as of 60 days following March 31, 2008 and (v) 33,228 shares issuable to NGN Capital LLC upon the exercise of options vested as of 60 days following March 31, 2008. NGN BioMed I, GP, L.P., which is the sole general partner of NGN BioMed Opportunity I, L.P., and NGN Capital LLC, which is the sole general partner of NGN BioMed I, GP, L.P. and the managing limited partner of NGN BioMed Opportunity I, GmbH & Co. Beteiligungs KG, each may be deemed to share voting and investment power with respect to all shares held by those entities. John R. Costantino is Managing General Partner of NGN Capital LLC. John R. Costantino disclaims beneficial ownership of the shares held by NGN Capital LLC, NGN BioMed Opportunity I, L.P., NGN BioMed Opportunity I GmbH & Co. Beteiligungs KG and NGN BioMed I, GP, L.P., except to the extent of his pecuniary interest therein.

(4)	Includes 24,200 shares of common stock held Diane S. Goostree and 122,353 shares of common stock issuable to Ms. Goostree upon the exercise of options vested as of 60 days following March 31, 2008.

(5)	Includes 10,000 shares of common stock held Peter C. Wulff and 94,018 shares of common stock issuable to Mr. Wulff upon the exercise of options vested as of 60 days following March 31, 2008.

(6)	Includes 32,593 shares of common stock held by family members of Susan A. Brodsky-Thalken and 38,055 shares of common stock issuable to Ms. Brodsky-Thalken upon the exercise of options vested as of 60 days following March 31, 2008.

(7)	Includes 37,612 shares of common stock issuable to Frank M. Fazio upon the exercise of options vested as of 60 days following March 31, 2008.

(8)	Includes (i) 74,121 shares of common stock held by Christopher J. Reinhard, (ii) 195,293 shares of common stock issuable to Mr. Reinhard upon the exercise of warrants vested as of 60 days following March 31, 2008 and (iii) 37,743 shares of common stock issuable to Mr. Reinhard upon exercise of options vested as of 60 days following March 31, 2008.

(9)	Includes (i) 9,411 shares of common stock held by Lon E. Otremba, (ii) 1,882 shares of common stock issuable to Mr. Otremba upon the exercise of warrants vested as of 60 days following March 31, 2008 and (iii) 24,961 shares of common stock issuable to Mr. Otremba upon the exercise of options vested as of 60 days following March 31, 2008.

(10)	Includes 2,941 shares of common stock issuable to both Beverly A. Huss and Robert B. Sherman upon the exercise of options vested as of 60 days following March 31, 2008.

(11)	Includes 3,125 shares of common stock issuable to Todd C. Davis upon the exercise of options vested as of 60 days following March 31, 2008. Also includes a warrant to purchase 375,000 shares of common stock exercisable anytime on or after February 11, 2008 issued to Cowen Healthcare Royalty Partners, L.P., or CHRP. In addition to the shares listed in the table above, Mr. Davis was granted 6,250 restricted stock units that vest on February 13, 2009. CHRP also holds an additional warrant to purchase 1,300,000 shares of common stock exercisable anytime on or after February 11, 2009. Mr. Davis disclaims beneficial ownership of the warrants held by CHRP, except to the extent of his pecuniary interest therein.

(12)	Includes 544,330 shares of common stock issuable upon the exercise of options vested as of 60 days following March 31, 2008.

Equity Compensation Plan Information

The following table provides information as of March 31, 2008 with respect to the shares of our common stock that may be issued under our equity compensation plans:

				Number of Securities
				Remaining Available
	Number of Securities		Weighted Average	for Future Issuance
	to be Issued Upon		Exercise Price of	Under Equity
	Exercise of Outstanding		Outstanding	Compensation Plans
	Options, Warrants		Options, Warrants	(Excluding Securities
	and Rights		and Rights	Reflected in Column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by stockholders	3,657,866	(1)	$6.22	1,749,489	(2)
Equity compensation plans not approved by stockholders(3)	335,761		$4.66	—

Total:	3,993,627		$6.09	1,749,489

(1)	Includes (i) options issued pursuant to our 2000 Stock Option Plan to purchase up to 25,880 shares of common stock, (ii) options issued pursuant to our Amended and Restated 2001 Stock Option Plan to purchase up to

1,634,013 shares of common stock and (iii) options issued pursuant to our 2006 Equity Incentive Plan to purchase up to 1,997,973 shares of common stock.

(2)	Includes 5,882,353 authorized and issuable option shares of our common stock under our 2006 Equity Incentive Plan less (i) outstanding options to purchase up to 3,657,866 shares of common stock and (ii) 474,998 shares of common stock issued upon the exercise of options issued or expired under our 2000 Stock Option Plan and 2001 Stock Option Plan.

(3)	Includes (i) options to purchase up to 29,880 shares of common stock pursuant to individual option grants issued prior to our initial public offering in 2006 and (ii) warrants to purchase up to 305,881 shares of common stock pursuant to warrants issued to employees, directors and service providers prior to our initial public offering in 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since January 1, 2007, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the following transactions:

Revenue Financing Arrangement

In February 2008, we completed a financing arrangement with Cowen Healthcare Royalty Partners, L.P., or CHRP, in which we raised $21.5 million. Under a revenue interest financing and warrant purchase agreement, or Revenue Agreement, CHRP acquired the right to receive a revenue interest on our U.S. net product sales from October 2007 through December 2017. We are required to pay a revenue interest on U.S. net product sales of ArteFill®, any improvements to ArteFill®, any internally developed products and any products in-licensed or purchased by us, provided that such improvements, internally developed, in-licensed or purchased products are primarily used for or have an FDA-approved indication in the field of cosmetic, aesthetic or dermatologic procedures. The scope of the products subject to CHRP’s revenue interest narrows following the date the cumulative payments we make to CHRP first exceed a specified multiple of the consideration paid by CHRP for the revenue interest. In addition, we are required to make two lump sum payments of $7.5 million to CHRP, the first in January 2012 and the second in January 2013.

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

We and CHRP also entered into an investor rights agreement, under which we agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the shares underlying the warrants issued to CHRP. Under the investor rights agreement, we also agreed to elect two individuals designated by CHRP to our Board of Directors, including: (i) an employee of CHRP, or the CHRP Director, and (ii) an individual with relevant experience in the Company’s industry and who is acceptable to a majority of the then serving directors on the Board, or the Industry Director. On February 12, 2008, Todd Davis, a Managing Director of Cowen Healthcare Royalty Management, LLC, the investment advisor to Cowen Healthcare Royalty Partners, L.P., or CHRP, was elected to the Board as the CHRP Director. We intend to elect the Industry Director to fill a vacancy on the Board when CHRP and our Board identify a qualified candidate. Mr. Davis was elected as a Class I director, with a term ending at the annual meeting of stockholders held in 2010. The Industry Director will serve as a Class II director, with a term ending at the annual meeting of stockholders held in 2011. Our Board will, subject to its fiduciary obligations, use commercially reasonable efforts to continue to nominate two individuals designated by CHRP to serve as the CHRP and Industry Directors at each election of directors until the earliest to occur of: (i) December 31, 2017, (ii) the date the cumulative payments to CHRP made by the Company with respect to the Revenue Agreement first exceed a specified multiple of the consideration paid to the Company by CHRP or (iii) upon a change of control. If at any time the CHRP Director is not serving on the Board, CHRP will have a right to participate in all meetings of the Board in a nonvoting observer capacity.

Issuances of Stock Options

During fiscal 2007, we granted stock options to purchase an aggregate of 573,558 shares of our common stock under our 2006 Stock Option Plan to our directors and executive officers at a weighted average exercise price of $8.15 per share. The exercise price per share of underlying common stock for each of our options issued to such parties was equal to the fair market value per share of our common stock on the date of grant.

During fiscal 2008, we granted stock options to purchase an aggregate of 329,895 shares of our common stock under our 2006 Stock Option Plan to our executive officers at a weighted average exercise price of $2.20 per share. The exercise price per shares of underlying common stock for each of our options issued to such parties was equal to the fair market value per share of our common stock on the date of grant.

In addition, in fiscal 2008, Mr. Davis, one of our directors, was granted a stock option to purchase 12,500 shares of our common stock under our 2006 Stock Option Plan, at an exercise price of $2.20 per share. Mr. Davis was also granted a restricted stock unit during fiscal 2008 for 6,250 shares of our common stock under our 2006 Stock Option Plan which will vest on February 28, 2009.

Employment Agreements

Information on our executives employment agreements is located under the caption, “Employment Agreements and Potential Payments Upon Termination or Change of Control” above.

Director and Officer Indemnification Agreements

In addition to the indemnification provisions contained in our restated certificate of incorporation and bylaws, we generally enter into separate indemnification agreements with our directors and officers. These agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. We also intend to enter into these agreements with our future directors and executive officers.

Company Policy Regarding Related Party Transactions

It is our policy that the audit committee approve or ratify transactions involving directors, executive officers or principal shareholders or members of their immediate families or entities controlled by any of them or in which they have a substantial ownership interest in which the amount involved exceeds $120,000 and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer. Management advises the audit committee on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.

Director Independence

Our board has determined that the following directors are “independent” under current Nasdaq listing standards:

John R. Costantino
Lon E. Otremba
Beverly A. Huss
Robert B. Sherman
Todd C. Davis

Daren J. Barone served on our board until his resignation on September 28, 2007. Mr. Barone was an “independent” director under current Nasdaq listing standards during his service in 2007.

Under applicable SEC and Nasdaq rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf. Specifically, the Board considered the following information:

John R. Costantino:  In February 2006, NGN Capital LLC purchased shares of our equity securities in a private placement financing. Mr. Costantino was appointed to the board in June 2006 in connection with the closing of this financing.

Lon E. Otremba:  We completed a series of private financings from December 2005 to March 2006. Mr. Otremba was appointed to the board in connection with the closing of these financings upon the recommendation of the lead placement agent for these financings.

Todd C. Davis:  In February 2008, we completed a financing arrangement with CHRP to raise $21.5 million. In connection with this financing, we entered into an investor rights agreement with CHRP in which we agreed to elect two individuals designated by CHRP to our board, including: (i) an employee of CHRP, or the CHRP Director, and (ii) an individual with relevant experience in the Company’s industry and who is acceptable to a majority of the then serving directors on the Board, or the Industry Director. Mr. Davis was elected to the Board as the CHRP Director.

Committee Independence

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Pursuant to our bylaws, our Board may from time to time establish other committees to facilitate the management of our business and operations.

Audit Committee.  Our audit committee consists of Messrs. Sherman, Costantino and Otremba, with Mr. Sherman serving as its chair. The audit committee is responsible for assuring the integrity of our financial control, audit and reporting functions and reviews with our management and our independent auditors the effectiveness of our financial controls and accounting and reporting practices and procedures. In addition, the audit committee reviews the qualifications of our independent auditors, is responsible for their appointment, compensation, retention and oversight and reviews the scope, fees and results of activities related to audit and non-audit services. We believe that each of our audit committee members meet the requirements for independence and financial literacy under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by Nasdaq and the SEC. In addition, our Board has determined that Mr. Costantino is an audit committee financial expert. We have made these determinations based on information received by our Board, including questionnaires provided by the members of our audit committee.

Compensation Committee.  Our compensation committee consists of Messrs. Costantino, Otremba and Sherman, and Ms. Huss, with Mr. Otremba serving as its chair. The compensation committee’s principal responsibilities are to administer our stock plans and to set the salary and incentive compensation, including bonuses and stock option grants, for our Executive Chairman, our President and Chief Executive Officer and our other executive officers. We believe that our compensation committee members meet the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by Nasdaq and the SEC. We have made this determination based on information received by our Board, including questionnaires provided by the members of our compensation committee.

Nominating and Corporate Governance Committee.  Our nominating and corporate governance committee consists of Messrs. Costantino, Otremba and Sherman, and Ms. Huss, with Mr. Costantino serving as its chair. The nominating and corporate governance committee is responsible for reviewing and making recommendations on the composition of our Board and selection of directors, periodically assessing the functioning of our Board and its committees, and making recommendations to our Board regarding corporate governance matters and practices. We believe that our nominating and corporate governance committee members meet the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq Global Market and SEC rules and regulations. We have made this determination based on information received by our Board, including questionnaires provided by the members of our nominating and corporate governance committee. We believe that our nominating and corporate governance committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq Global Market and SEC rules and regulations.

Committee Charters

Charters for our audit, compensation and nominating and corporate governance committees are available to the public at our website at www.artesmedical.com.

Item 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by Ernst & Young LLP for fiscal years 2007 and 2006, and fees billed for other services rendered by Ernst & Young LLP for fiscal years 2007 and 2006.

	Fiscal Year	Fiscal Year
	2007	2006

Audit Fees	414,245	206,013
Audit-Related Fees	—	749,836	(1)

Total	414,245	955,849

(1)	$739,836 of the 2006 Audit-Related Fees relate to auditing services performed in connection with our initial public offering. The remaining fees relate to Sarbanes-Oxley 404 compliance work.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that all audit, audit-related, tax and any other non-audit service to be performed by our independent registered public accounting firm must be preapproved by the audit committee. Our company policy is that all such services be preapproved prior to the commencement of the engagement. The audit committee is also required to preapprove the estimated fees for such services, as well as any subsequent changes to the terms of the engagement. The audit committee has delegated the authority (within specified limits) to the chair of the audit committee to preapprove such services if it is not practical to wait until the next audit committee meeting to seek such approval. The audit committee chair is required to report to the audit committee at the following audit committee meeting any such services approved by the chair under such delegation.

The audit committee will only approve those services that would not impair the independence of the independent registered public accounting firm and which are consistent with the rules of the SEC and the Public Company Accounting Oversight Board.

Under this policy, the audit committee meets at least annually to review and where appropriate approve the audit and non-audit services to be performed by the Company’s independent registered public accounting firm. Any subsequent requests to have the independent registered public accounting firm perform any additional services must be submitted in writing to the audit committee by our chief financial officer, together with the independent registered public accounting firm, which written request must include an affirmation from each that the requested services are consistent with the SEC and Public Company Accounting Oversight Board’s rules on auditor independence.

All fees paid to Ernst & Young LLP for 2007 and 2006 were pre-approved by our audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(b) Exhibits

Exhibit		Exhibit
Number		Description

3	.4**	Amended and Restated Certificate of Incorporation.
3	.6**	Amended and Restated Bylaws.
3	.7**	Certificate of Amendment to Amended and Restated Bylaws.
4	.1**	Specimen common stock certificate.
4	.2(5)	Amended and Restated Investor Rights Agreement dated June 23, 2006, by and among us and the stock and warrant holders listed on Schedule A thereto, as corrected.
4	.3#**	Form of warrant to purchase common stock, issued to employees, consultants and service providers.
4	.4#**	Amended warrant to purchase up to 650,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

Exhibit		Exhibit
Number		Description

4	.5**	Form of warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction.
4	.6**	Form of warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction.
4	.7**	Form of warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing.
4	.8**	Form of warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction.
4	.9**	Warrant to purchase 200,000 shares of Series E preferred stock issued to Legg Mason Wood Walker, Inc. on December 22, 2005.
4	.10**	Form of warrant to purchase Series E preferred stock issued to certain investors in our Series E preferred stock financing.
4	.11**	Form of warrant to purchase Series E preferred stock issued to National Securities Corporation in consideration for placement agent services provided to us in our Series E preferred stock financing.
4	.12#**	Amended warrant to purchase up to 150,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.
4	.13#**	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to employees, consultants and service providers, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.14**	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.15**	Amendment dated June 23, 2006, to warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.16**	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.17**	Amendment dated June 23, 2006, to warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.
4	.18**	Warrant to purchase 28,235 shares of Series E preferred stock issued to Comerica Bank on November 27, 2006.
4	.19†(5)	Investor Rights Agreement, dated February 12, 2008, by and between us and CHRP.
4	.20†(5)	Warrant to purchase 1,300,000 shares of common stock issued to CHRP.
4	.21†(5)	Warrant to purchase 375,000 shares of common stock issued to CHRP.
10	.1#**	2000 Stock Option Plan.
10	.2#**	Form of Non-Qualified Stock Option Agreement under the 2000 Stock Option Plan.
10	.3#**	Amended and Restated 2001 Stock Option Plan.
10	.4#**	Form of Notice of Option Grant under the Amended and Restated 2001 Stock Option Plan.
10	.5#**	Form of Incentive Stock Option Agreement under the Amended and Restated 2001 Stock Option Plan.
10	.6#**	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2001 Stock Option Plan.
10	.7#**	2006 Equity Incentive Plan.
10	.8.1#**	Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan.
10	.8.2#**	Form of Option Exercise and Stock Purchase Agreement under 2006 Equity Incentive Plan.
10	.8.3#**	Form of Restricted Stock Grant Notice under 2006 Equity Incentive Plan.

Exhibit		Exhibit
Number		Description

10	.9#**	Director’s Agreement, dated June 1, 2004, between us and Christopher Reinhard.
10	.15#**	Form of indemnification agreement between us and each of our directors and executive officers (as amended).
10	.16**	Form of consulting agreement for medical/scientific advisory board between us and each of our Medical Advisory Board members.
10	.19**	Commercial Space Lease Agreement, dated September 27, 1999, between Ms. Marianne Kämpf and MediPlant GmbH(1).
10	.20†**	Purchase Agreement for a Partial Enterprise, dated July 22, 2004, between us and FormMed Biomedicals AG.
10	.21†**	Manufacturing and Supply Agreement, dated November 1, 2005, between us and Artes Medical Germany GmbH (formerly MediPlant GmbH Biomaterials and Medical Devices).
10	.22†**	Fixed Price Supply Agreement, dated March 1, 2006, between us and Lampire Biological Labs, Inc.
10	.25†**	Settlement and License Agreement dated October 31, 2005, among us, BioForm Medical, Inc., BioForm Medical Europe B.V. and Dr. Martin Lemperle.
10	.26**	Settlement Agreement and Release of Claims dated October 26, 2005, among us, FormMed Biomedicals AG and Dr. Martin Lemperle.
10	.27#**	Offer of Employment dated February 13, 2006 between us and Diane Goostree.
10	.29#**	First Amended Offer of Employment dated November 27, 2006 between us and Diane Goostree.
10	.34#(1)	Severance Protection Agreement between us and Diane S. Goostree, dated August 7, 2007.
10	.35#(1)	Form Change of Control Agreement between us and each of Christopher J. Reinhard, Peter C. Wulff, Adelbert L. Stagg and Larry J. Braga, each dated August 7, 2007 and each of Karon J. Morell and John F. Kay, Ph.D. each dated March 10, 2008.
10	.36(2)	Amended and Restated Building Lease Agreement, dated August 21, 2007.
10	.37(2)	Building Lease Agreement, dated August 21, 2007.
10	.38(2)	Master Services Agreement, dated June 4, 2007 between us and Therapeutics, Inc.
10	.39(2)	First Amendment to Fixed Price Supply Agreement, dated August 14, 2007, between us and Lampire Biological Labs, Inc.
10	.40(3)	Second License Agreement, dated September 21, 2007, between Artes Medical, Inc., Bioform Medical, Inc. and Bioform Medical Europe B.V.
10	.42(4)	Artes Medical, Inc. Annual Bonus Incentive Plan, dated April 10, 2007.
10	.43†(5)	Revenue Interest Financing and Warrant Purchase Agreement, dated January 28, 2008, by and between us and CHRP.
10	.44†(5)	Note and Warrant Purchase Agreement, dated January 28, 2008, by and between us and CHRP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
32.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

**	Incorporated by reference to the same numbered exhibit filed with or incorporated by reference in our Registration Statement on Form S-1 (File No. 333-134086), dated December 19, 2006.

#	Indicates management contract or compensatory plan.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

(1)	Incorporated by reference to the same numbered exhibit filed with our Report on Form 10-Q, dated August 10, 2007.

(2)	Incorporated by reference to the same numbered exhibit filed with our Report on Form 10-Q, dated November 11, 2007.

(3)	Incorporated by reference to Exhibit 10.1 filed with our Report on Form 8-K, dated September 24, 2007.

(4)	Incorporated by reference to Exhibit 10.1 filed with our Report on Form 8-K, dated April 27, 2007

(5)	Incorporated by reference to the same numbered exhibit filed with our Report on Form 10-K, dated March 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTES MEDICAL, INC.

By:	/s/ Diane S. Goostree
Diane S. Goostree
President and Chief Executive Officer

Date: April 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title(s)	Date

	/s/ Diane S. Goostree Diane S. Goostree	President, Chief Executive Officer and Director (principal executive officer)	April 22, 2008

	/s/ Peter C. Wulff Peter C. Wulff	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 22, 2008

	/s/ Christopher J. Reinhard* Christopher J. Reinhard	Executive Chairman of the Board of Directors	April 22, 2008

	/s/ John R. Costantino* John R. Costantino	Director	April 22, 2008

	/s/ Lon E. Otremba* Lon E. Otremba	Director	April 22, 2008

	/s/ Beverly Huss* Beverly Huss	Director	April 22, 2008

	/s/ Robert Sherman* Robert Sherman	Director	April 22, 2008

	/s/ Todd C. Davis* Todd C. Davis	Director	April 22, 2008

*By:	/s/ Diane S. Goostree

Diane S. Goostree
Attorney-in-Fact
April 22, 2008