Form 10-Q
period 2008-03-31
ARTES MEDICAL INC
filed 2008-05-12
CIK 1351197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of March 31, 2008, there were 16,514,163 shares of the registrant’s common stock outstanding.

ARTES MEDICAL, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Artes Medical, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,983	$20,293
Accounts receivable, net	897	792
Prepaid expenses	638	754
Inventory, net	5,373	5,528
Other assets	145	290

Total current assets	29,036	27,657
Property and equipment, net	5,046	5,034
Intellectual property, net	1,757	2,385
Deposits and other assets	642	645

Total assets	$36,481	$35,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,184	$3,074
Accrued compensation and benefits	1,432	1,802
Revolving credit line	—	5,000
Term note payable, current portion	—	1,250
Revenue interest financing, current portion	1,075	—
Other liabilities	48	42

Total current liabilities	5,739	11,168
Term note payable (net of discount of $0 and $165 at March 31, 2008 and December 31, 2007, respectively)	—	2,231
Revenue interest financing, less current portion (net of discount of $1,094 at March 31, 2008)	12,992	—
Note payable (net of discount of $868 at March 31, 2008)	5,632	—
Deferred tax liability	466	915
Other liabilities	1,046	783

Stockholders’ equity:
Common stock, $0.001 par value 200,000,000 shares authorized at March 31, 2008 and December 31, 2007; 16,514,163 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	17	17
Additional paid-in capital	129,150	126,894
Accumulated deficit	(118,561)	(106,287)

Total stockholders’ equity	10,606	20,624

Total liabilities and stockholders’ equity	$36,481	$35,721

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product sales	$1,661	$1,442

Cost of product sales	2,753	1,720

Gross profit (loss)	(1,092)	(278)
Operating expenses:
Research and development	1,928	1,032
Selling, general and administrative	8,693	5,570

Total operating expenses	10,621	6,602

Loss from operations	(11,713)	(6,880)
Interest income	136	477
Interest expense	(775)	(268)
Other income, net	2	13

Net loss before benefit for income taxes	(12,350)	(6,658)
Benefit for income taxes	76	49

Net loss	$(12,274)	$(6,609)

Net loss per share:
Basic and diluted	$(0.74)	$(0.40)

Weighted average shares — basic and diluted	16,514,163	16,380,633

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(12,274)	$(6,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602	653
Bad debt expense	61	—
Benefit for income taxes	(76)	(49)
Non-cash expense associated with financing arrangement and notes payable	303	8
Stock-based compensation	1,047	845
Deferred taxes	5	2
Other liabilities	281	(11)
Changes in operating assets and liabilities:
Inventory	155	(724)
Accounts receivable	(166)	(960)
Prepaid expenses and other assets	261	(253)
Accounts payable and accrued liabilities	110	(564)
Accrued compensation and benefits	(370)	(75)

Net cash used in operating activities	(10,061)	(7,737)
Investing activities
Purchases of property and equipment	(364)	(311)
Deposits and other assets	3	—

Net cash used in investing activities	(361)	(311)
Financing activities
Proceeds from note payable	6,500	—
Proceeds from revenue interest financing, net	14,491	—
Payments on revenue interest financing	(221)	—
Payments on capital lease obligations	(12)	(12)
Payments on term note payable	(8,646)	(313)
Proceeds from issuance of common stock	—	(57)
Proceeds from exercise of stock options and warrants	—	429

Net cash provided by financing activities	12,112	47

Net increase (decrease) in cash and cash equivalents	1,690	(8,001)
Cash and cash equivalents at beginning of period	20,293	46,258

Cash and cash equivalents at end of period	$21,983	$38,257

Supplemental activities
Cash paid for interest	$509	$260

Fair value of embedded derivatives	$286	$—

See accompanying notes to unaudited condensed consolidated financial statements

Artes Medical, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Artes Medical, Inc., (the “Company”), formerly known as Artes Medical USA, Inc., was incorporated in Delaware on August 24, 1999, and is focused on the development, manufacture and commercialization of a new category of injectable aesthetic products for the dermatology and plastic surgery markets in the United States. The Company’s initial product, ArteFill®, is a non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds. The Company received FDA approval to market ArteFill on October 27, 2006 and commenced commercial shipments of ArteFill during the first quarter of 2007. Prior to 2007, the Company was a development stage company. Since inception, and through March 31, 2008, the Company has an accumulated deficit of $118.6 million.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and Artes Medical Germany GmbH, formerly Mediplant GmbH Biomaterials & Medical Devices, since its acquisition effective January 1, 2004. All intercompany accounts have been eliminated in consolidation.
     In June 2007, the Company formed a new wholly-owned subsidiary named Spheris Medical, Inc. to develop and commercialize new and innovative therapeutic medical applications of its proprietary microsphere tissue bulking technology through collaborative agreements with third parties. As of March 31, 2008, there were no tangible assets or accounting transactions involving Spheris Medical, Inc.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a definition of fair value, establishes a hierarchy for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair values used in financial statements. This statement does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to stock-based compensation under SFAS 123(R), Share-Based Payment, or to leases under SFAS No. 13, Accounting for Leases.
     This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 (beginning with the Company’s 2008 fiscal year), although earlier application was encouraged.
     On February 14, 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with the Company’s 2009 fiscal year). As a result, the Company is only partially adopting SFAS No. 157 as it relates to the Company’s financial assets and liabilities until it is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2009.
     The Company applies fair value accounting to its derivatives in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS No. 133”). These derivatives related to our Financing Arrangement with CHRP (see Note 7). The following table shows the fair value measurement for this financial asset at March 31, 2008 and the fair value hierarchy level, as defined in SFAS No. 157.

		Fair Value Measurements
		(in thousands)
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
	Asset Total	for Identical	Inputs	Inputs
Description	(in thousands)	Assets (Level 1)	(Level 2)	(Level 3)
Cash equivalents	$21,983	$21,983	$—	$—
Derivatives	$286	$—	$—	$286
     Asset classes that fall within the Level 1 fair value hierarchy are those assets whose fair value assumptions are based on market data obtained from sources independent of the Company (observable inputs). Level 1 observable inputs are quoted prices for identical items in active markets that the Company has access to at the measurement date.
     Asset classes that fall within the Level 2 fair value hierarchy are those assets whose fair value assumptions are also based on independent market data. Level 2 observable inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in inactive markets. An inactive market is one where there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or where little information is released publicly.
     Asset classes that fall within the Level 3 fair value hierarchy are those assets whose fair value assumptions are based on the Company’s own information.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS No. 159 permits all entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS No. 159 is effective for the Company on January 1, 2008, and currently, the Company did not and does not in the future intend to elect to re-measure any of its existing financial assets or financial liabilities under the provision of SFAS 159.
Valuation of Embedded Derivatives
     The Company values embedded derivatives related to the financing arrangement with Cowen Healthcare Royalty Partners (“CHRP”) which the Company closed in the first quarter of 2008 (see Note 7). The Company recorded the estimated fair value of the two embedded derivatives as of the date of the agreement in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The estimated fair value was determined by using a binomial lattice option pricing model. This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of March 31, 2008, management determined there was no change in the fair value and therefore, no gain or loss has been recorded. As of March 31, 2008, the estimated fair value of the embedded derivatives is $286,000 and is reflected in our financial statements as a long-term other liability.
Effective Interest Rate Method
     The Company utilizes the effective interest rate method to impute interest expense on the revenue interest financing liability. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of US ArteFill sales. The Company evaluates the interest rate quarterly based on its current sales forecast.
2. Basis of Presentation and Management’s Plan
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In management’s opinion, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ended December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
     The Company has a history of recurring losses from operations and has an accumulated deficit of $118.6 million as of March 31, 2008. As of March 31, 2008, the Company had available cash and cash equivalents totaling $22.0 million and working capital of $23.3 million. Additionally, the Company will require additional cash funding to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
     The Company’s successful transition to achieving and maintaining profitable operations is dependent upon a number of factors, including its success in raising additional funds to support its operations, achieving a level of revenues adequate to support its cost structure, and its ability to reduce and control its operating expenses. In April 2008, the Company initiated a plan to significantly reduce certain administrative and operating costs to realign the Company’s overall cost structure to its revised operating plan for fiscal 2008. In addition to the net amounts raised from CHRP in February 2008 (See Note 7), the Company intends to seek additional debt or equity financing to support its operations. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. Further, the cost reduction measures the Company has taken may not be successful and actual sales of ArteFill may not meet the Company’s expectations. If the Company is unable to obtain additional financing, achieve its forecasted sales and reduce its operating costs during 2008, the Company will need to significantly curtail or reorient its operations during 2008, which could have a material adverse effect on the Company’s ability to achieve its business objectives.
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
     The following table shows the historical outstanding anti-dilutive securities that have not been included in the diluted net loss per share calculation:

	March 31,
	2008	2007
	(unaudited)
Warrants to purchase preferred and common stock	4,127,844	2,470,638
Options to purchase common stock	3,681,496	2,659,604
Restricted stock units	6,250	—

	7,815,590	5,130,242

4. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.
     Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments are reported net of their related tax effect, to arrive at comprehensive income (loss). There are no differences between the Company’s net losses as recorded and its comprehensive losses for the periods ended March 31, 2008 and 2007.
5. Inventory
     Inventory consists of raw materials used in the manufacture of ArteFill, work in process and finished good ready for sale. Inventory is carried at the lower of cost or market. Cost is determined using a standard cost method, which approximates a first-in, first-out basis, with provisions made for obsolete or slow moving goods.
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Raw materials	$1,073	$1,147
Work in process	5,432	6,017
Finished goods	744	602

	7,249	7,766
Less: reserve for excess and obsolete inventory	(1,876)	(2,238)

Total	$5,373	$5,528

6. Stock-Based Compensation
     For purposes of calculating stock-based compensation under SFAS No. 123(R), the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates.
     The assumptions used to estimate the fair value of stock options granted to employees and directors during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Volatility	48%	48%
Expected term (years)	6.0	6.0
Risk free interest rate	3.00%	4.75%
Expected dividend yield	0%	0%
Forfeiture rate	14%	14%
     The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin (SAB) No. 110 (SAB No. 110). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available and the Company’s historical volatility. The estimated forfeiture rate is based on historical data for forfeitures and the Company is recognizing compensation expense only for those equity awards expected to vest.
     The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $1.16 and $9.27 per share, respectively.
     During the three months ended March 31, 2008 and 2007, the Company recorded approximately $932,000 and $695,000 respectively, of stock compensation expense under SFAS No. 123(R).
     Total unrecognized stock-based compensation costs related to non-vested stock options at March 31, 2008 was approximately $6,270,000. This unrecognized cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.80 years.
     Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the stock options vest and are recognized as expense over the related service period. During the three months ended March 31, 2008 and 2007, the Company recognized $135,000 and $4,000 respectively, for stock options and warrants issued to non-employees.
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
     During the three months ended March 31, 2008 and 2007, the Company recognized $115,000 and $150,000 respectively, in amortization of deferred stock-based compensation which was provided for prior to the adoption of SFAS No. 123(R).
     Unrecognized deferred stock-based compensation related to non-vested stock option and warrant awards granted prior to January 1, 2006 was approximately $639,000 at March 31, 2008.
     The expected future amortization expense for deferred stock-based compensation for stock options granted through March 31, 2008, is as follows (in thousands):

2008	$321
2009	318

Total	$639

     Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reclassified deferred stock-based compensation against additional paid-in capital.
     The Company has included stock-based compensation expense in the statement of operations for all stock-based compensation arrangements as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands,
	except per share amounts)
Capitalized to inventory	$159	$125

Research and development expense	$244	$102
Sales, general and administrative expense	644	618

	$888	$720

Net effect on basic and diluted net loss per share	$0.05	$0.04

Common Shares Reserved
The following table summarizes the number of shares of common stock reserved for issuance at March 31, 2008 upon exercise of:

Warrants for common stock	4,127,844
Common stock options:
Common stock options and awards outstanding	3,687,746
Common stock options available for future grant	1,749,489

Total common shares reserved for issuance	9,565,079

7. Finance Arrangement with Cowen Healthcare Royalty Partners, L.P.
          In January 2008, the Company entered into a financing arrangement (the “Financing”) with Cowen Healthcare Royalty Partners, L.P. (“CHRP”) to raise $21.5 million, and the potential for an additional $1 million in 2009 contingent upon the Company’s satisfaction of a net product sales milestone. The Company is using the proceeds to expand both its dedicated U.S. sales force and consumer outreach programs. In February 2008, the Company repaid the total amount due of $8.6 million to Comerica Bank under a term loan and the line of credit facility and terminated the facility. After the Comerica Bank payment and the payment of certain transaction expenses, the Company received net proceeds of $12.3 million from the Financing.
     Under the Revenue Interest Financing and Warrant Purchase Agreement (the “Revenue Agreement”), CHRP acquired the right to receive a revenue interest on the Company’s U.S. net product sales from October 2007 through December 2017 (the “Term”). The Company is required to pay a revenue interest on U.S. net product sales of ArteFill, any improvements to ArteFill, any internally developed products and any products in-licensed or purchased by the Company, provided that such improvements, internally developed, in-licensed or purchased products are primarily used for or have an FDA-approved indication in the field of cosmetic, aesthetic or dermatologic procedures. The scope of the products subject to CHRP’s revenue interest narrows following the date the cumulative payments the Company makes to CHRP first exceed a specified multiple of the consideration paid by CHRP for the revenue interest. In addition, the Company is required to make two lump sum payments of $7.5 million to CHRP, the first in January 2012 and the second in January 2013.
     In connection with the Revenue Agreement, the Company recorded a liability, referred to as the revenue interest financing in the balance sheet, of $15 million, in accordance with EITF 88-18, Sales of Future Revenues, when the funds were received in February 2008. The Company began imputing interest expense associated with this liability on February 12, 2008 using the effective interest rate method and is recording a corresponding accrued interest liability, which is then offset by payments made to CHRP. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of U.S. ArteFill sales. The Company will evaluate the interest rate quarterly based on its current sales forecast. Payments made to CHRP as a result of ArteFill sales levels will reduce the amount of the revenue interest financing liability.

     Under the Revenue Agreement, the Company issued CHRP a warrant (“the Second Warrant”) to purchase 375,000 shares of Common Stock, at an exercise price equal to $3.13 per share. The Second Warrant has a 5 year term, and allows for cashless exercise. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded proceeds from the Revenue Agreement net of a discount for the estimated fair value of the Second Warrant which was valued using the Black-Scholes model totaling $364,000. The discount will be amortized to interest expense over the life of the Revenue Agreement. The warrant is being accounted for as an equity instrument under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     The Revenue Agreement includes two embedded derivatives. The first derivative is a Put Option, which states that in the event of (i) a change of control, (ii) a bankruptcy, and (iii) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement (each a “Put Option Event”), CHRP has the right, but not the obligation, to require the Company to repurchase from CHRP its royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by CHRP under the Revenue Agreement less the cumulative royalties previously paid to CHRP; or (b) the amount which will provide CHRP, when taken together with the royalties previously paid, a specified rate of return (the “Put Price”). The second derivative is a Step Down Option, where the Company has the right to prepay the Revenue Agreement in cash at a 200% return less the amount already received by CHRP. Subsequent to the exercise of the Step Down Option, the Company will pay a lower percentage of sales until the end of the term of the Revenue Agreement.
     The Company recorded the estimated fair value of the two embedded derivatives as of the date of the Revenue Agreement in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The estimated fair value of $286,000 was determined by using a binomial lattice option pricing model. This liability will be revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation will be recorded in earnings. As of March 31, 2008, management determined there was no change in the fair value and therefore, no gain or loss has been recorded.
     The following is a summary of the revenue interest financing at March 31, 2008 (in thousands):

Revenue interest financing	$15,161
Less current portion	(1,075)

14,086
Debt discount	(1,094)

Long-term revenue interest financing	$12,992

     As of March 31, 2008, the debt discount is comprised of $354,000 for the estimated fair value of the Second Warrant, $286,000 for the estimated fair value of the two embedded derivatives and $454,000 for legal costs associated with the Revenue Agreement. Legal costs are being amortized over the life of the Revenue Agreement using the effective interest method.
     As part of the Financing, the Company also entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Agreement”) with CHRP pursuant to which the Company agreed to issue and sell to CHRP, at the closing of the Financing, a 10% senior secured note in the principal amount of $6,500,000 (the “Note Payable”). The Note Payable has a term of five (5) years and bear interest at 10% per annum, payable monthly in arrears. The Company will have the option to prepay all or a portion of the Note at a premium.
     In the event of an event of default, with “event of default” defined as (i) a Put Event, (ii) a failure to pay the Note Payable when due, (iii) the Company’s material breach of its covenants and agreements in the Note and Warrant Agreement, (iv) the Company’s failure to perform an existing agreement with a third party that accelerates the majority of any Debt in excess of $500,000 or (v) subject to a cure period, material breach of the covenants, representations or warranties in the Financing documents, the outstanding principal and interest in the Note Payable, plus the prepayment premium, shall become immediately due and payable.
     Under the Note and Warrant Agreement, the Company issued CHRP a warrant (“the First Warrant”) to purchase 1,300,000 shares of Common Stock, at an exercise price equal to $5.00 per share. The First Warrant has a 5 year term, and allows for cashless exercise. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded proceeds from the Note and Warrant Agreement net of a discount for the estimated fair value of the First Warrant which was valued using the Black-Scholes model totaling $845,000. The discount will be amortized to interest expense over the life of the Note and Warrant

Agreement. The warrant is being accounted for as an equity instrument under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     The following is a summary of the Note payable at March 31, 2008 (in thousands):

Note payable	$6,500
Less current portion	—

6,500
Debt discount	(868)

Long-term note payable	$5,632

     As of March 31, 2008, the debt discount is comprised of $822,000 for the estimated fair value of the First Warrant and $46,000 for legal costs associated with the Note and Warrant Agreement. Legal costs are being amortized over the life of the Note and Warrant Agreement using the effective interest method.
8. Subsequent Event
     In April 2008, the Company initiated a plan to significantly reduce certain administrative and operating costs to re-align the Company’s overall cost structure to the Company’s revised operating plan for calendar 2008. As part of this cost containment plan, the Company had a reduction in force of approximately 15%. Any severance paid to terminated employees is expected to be recorded in the second quarter of 2008. Total estimated severance expense is $197,000.
     The Company is continuing to optimize expanded sales and marketing activities to support the U.S. market launch of ArteFill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes to those statements included in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and in our Annual Report on Form 10-K for the year ending December 31, 2007, filed with the SEC on March 14, 2008. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this report to reflect future events or circumstances.
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
     Since our inception in 1999, we have incurred significant losses and have never been profitable. Prior to 2007 we were a development stage company, and devoted substantially all of our efforts to product development and clinical trials, to acquire international rights to certain intangible assets and know-how related to our technology, and to establish commercial manufacturing capabilities. As of March 31, 2008, our accumulated deficit was approximately $118.6 million. We expect our selling expenses to increase over the next several quarters as we expand the size of our direct sales and marketing force and continue to focus on our direct to consumer marketing, advertising and promotional activities.
     We have financed our operations through sales of our preferred stock and common stock, options and warrants exercisable for our preferred and common stock, convertible and nonconvertible debt and through the initial public offering of our common stock. Since inception, we have raised $61.7 million through private equity financings, $1.6 million through the exercise of options and warrants, $49.6 million through convertible and nonconvertible debt, and $25.3 million through the initial public offering of our common stock. As of March 31, 2008, our cash and cash equivalents were $22.0 million.
     In February 2008, we completed a revenue interest financing and senior secured note arrangement with Cowen Healthcare Royalty Partners, L.P., or CHRP, a leading healthcare investor and affiliate of Cowen Group, Inc., to immediately provide $21.5 million of financing for the Company, plus an additional $1 million in 2009 conditioned upon our attainment of a revenue milestone for fiscal year 2008. We intend to use the funds to support our operations, including funds necessary to expand both our dedicated sales force and consumer outreach programs. We used $8.6 million of the proceeds from the financing to payoff and terminate our credit facility with Comerica Bank. The financing closed on February 12, 2008, resulting in net cash of $12.3 million after paying certain transaction expenses and paying down our existing Comerica Bank debt.
     Our successful transition to achieving and maintaining profitable operations is dependent upon a number of factors, including our success in raising additional funds to support our operations, achieving a level of revenues adequate to support our cost structure and our ability to reduce and control our operating expenses. In April 2008, we initiated a plan to significantly reduce certain administrative and operating costs to realign our overall cost structure to our revised operating plan for fiscal 2008. In addition to the net amounts raised from CHRP, we intend to seek additional debt or equity financing to support our operations beyond March 2009. There can be no assurances that there will be adequate financing available to us on acceptable terms or at all. Further, the cost reduction measures we have implemented may not be successful and actual sales of ArteFill may not meet our expectations. If we are unable to obtain additional financing, achieve our forecasted sales and reduce our operating costs during 2008, we will need to significantly curtail or reorient our operations during 2008, which could have a material adverse effect on our ability to achieve our business objectives.
Financial Operations Overview
Product Sales
     We commenced commercial shipments of ArteFill during the first quarter of 2007 and began generating product sales from ArteFill. From our inception in 1999 through March 31, 2008, we have generated $8.8 million in ArteFill product sales.
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
     While the direct material costs for ArteFill are expected to represent a small portion of our cost of product sales, our manufacturing cost structure includes a large fixed cost component that will be spread out over future production unit volumes. We anticipate the economies of scale of manufacturing our product and future automation efforts will be a significant factor in utilizing available manufacturing capacity and reducing future unit manufacturing costs to generate improved gross margins.
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
     For the three months ended March 31, 2008, we spent an aggregate of approximately $8.7 million on selling, general and administrative expenses, which represented approximately 82% of total operating expenses. We anticipate substantial increases over 2007 levels in our selling, general and administrative expenses as we have expanded our sales and marketing functions and initiatives. The size of the increase depends on the size of our sales force, which we have increased to 42 sales representatives as of March 31, 2008, as well as the extent of marketing, advertising and promotional efforts either directly or through third parties.
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
     We expense research and development costs as they are incurred. We currently plan to conduct research and clinical development activities to explore potential improvements and enhancements to ArteFill for aesthetic applications. In 2007, we also entered into a master services agreement with Therapeutics Inc., an independent clinical research organization, to conduct the 5-year post-approval safety study of 1,000 patients required by the FDA as part of its approval of ArteFill.  Therapeutics Inc. will conduct project management, medical monitoring, case reports, subject recruitment, data analysis and other clinical study activities for clinical studies we initiate. In February 2008, we met with the FDA to discuss what data would be needed in order for the FDA to approve treatment with ArteFill without a skin test and entered into a master services agreement with Therapeutics Inc to conduct this study.  We are also providing research grants to third parties to conduct clinical trials in a variety of areas, including treatment of acne scars and other depressed atrophic scars, improvement of nasal contour deformities and comparisons to other commercially available dermal fillers.
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
     The Company has a no return policy for its product except in the case of product that may be shipped in error or damaged in shipment. During 2007, the Company shipped product to customers which did not provide for sufficient shelf life for certain customers to utilize the product before expiration. As a result, the Company exchanged product that was going to expire for product with sufficient shelf life to be utilized by the customers. These exchanges were substantially completed by December 31, 2007. During the last half of 2007, the Company refined its shipping policies to eliminate the shipment of product without adequate shelf life.
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
Valuation of Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123(R)), which revises SFAS No. 123, Accounting for Stock-Based Compensation and (SFAS No. 123). SFAS No. 123(R) requires that share-based payment transactions with employees and directors be recognized in the financial statements based on their grant-date fair value and recognized as compensation expense over the requisite service period. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 110, which provided supplemental implementation guidance for SFAS No. 123 (R). We have applied to provisions of SAB 110 in our adoption of SFAS No. 123 (R). Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2008 to March 31, 2007
     Product sales. We commenced commercial shipments of ArteFill during on February of 2007 and began generating product sales from ArteFill. Revenues increased by $0.3 million to $1.7 million for the three months ended March 31, 2008 from $1.4 for the three months ended March 31, 2007, primarily due to a full quarter of sales for the three months ended March 31, 2008.
     Cost of product sales. Cost of sales increased by $1.1 million to $2.8 million, for the three months ended March 31, 2008, from $1.7 million for the three months ended March 31, 2007. The increase was primarily attributable to an excess capacity charge, which was $1.1 million for the three months ended March 31, 2008, related to adjustments in our inventory management process, which we believe will allow us to be both more responsive to market needs and maximize the shelf life of product shipped to our customers.
     Research and development. Research and development expense increased by $0.9 million to $1.9 million, for the three months ended March 31, 2008, from $1.0 million for the three months ended March 31, 2007. The increase was primarily due to increased expenses related to the initiation of a five year post-marketing safety study and product development activities. Included in our research and development expenses are $0.3 million of amortization of core technology and patents for each of the three months ended March 31, 2008 and 2007.
     Selling, general and administrative. The following table sets forth our selling, general and administrative expense for the three and months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
			Amount of
	2008	2007	Change
Sales and marketing	$5,024	$2,471	$2,553
General and administrative	3,669	3,099	570

Total selling, general and administrative	$8,693	$5,570	$3,123

     Sales and marketing expense increased by $2.5 million to $5.0 million for the three months ended March 31,2008 from $2.5 million for the three months ended March 31, 2007. The increase was primarily attributable to increases of (i) $1.2 million in payroll and travel expenses for additional personnel, primarily for our expanded direct U.S. sales force (ii) $1.0 million for the development of marketing and promotion programs, and (iii) $0.4 million in professional services, partially offset by a decrease of $0.1 million in non-cash compensation.
     General and administrative expense increased by $0.6 million to $3.7 million and for the three months ended March 31, 2008, from $3.1 million for the three months ended March 31, 2007. The increase was primarily attributable to increases of (i) $0.1 million due to additional personnel and related travel expenses, (ii) $0.3 million in occupancy and office costs, (iii) $0.1 million in professional service fees primarily related to increases in public company expenses and legal expenses and (iv) $0.1 million in non-cash compensation.
     Interest, net. Net interest expense increased by $0.8 million to $0.6 million of interest expense and for the three months ended March 31, 2008 from $0.2 million of net interest income for the three months ended March 31, 2007. The net increase was primarily attributable to interest expense incurred under the new financing agreements with CHRP and lower interest income earned on our cash balances.

     Income tax benefit. We recognized an income tax benefit of $76,000 for the three months ended March 31, 2008 and $49,000 for the three months ended March 31, 2007. The income tax benefit arose from the amortization of the deferred tax liability attributable to the intangible asset acquired in the purchase of our wholly-owned German-based manufacturing subsidiary. A deferred tax liability was created on the date of purchase as there was no allocation of the purchase price to the intangible asset for tax purposes, and the foreign subsidiary’s tax basis in the intangible asset remained zero. EITF 98-11 requires the recognition of the deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis of the asset on the acquisition date. Further, EITF 98-11 requires the use of simultaneous equations to determine the assigned value of an asset and the related deferred tax liability.
Liquidity and Capital Resources
Sources of Liquidity
     Our successful transition to achieving and maintaining profitable operations is dependent upon a number of factors, including our success in raising additional funds to support our operations, achieving a level of revenues adequate to support our cost structure and our ability to reduce and control our operating expenses. In April 2008, we initiated a plan to significantly reduce certain administrative and operating costs to realign our overall cost structure to our revised operating plan for fiscal 2008. In addition to the net amounts raised from CHRP, we intend to seek additional debt or equity financing to support our operations beyond March 2009. There can be no assurances that there will be adequate financing available to us on acceptable terms or at all. Further, the cost reduction measures we have implemented may not be successful and actual sales of ArteFill may not meet our expectations. If we are unable to obtain additional financing, achieve our forecasted sales and reduce our operating costs during 2008, we will need to significantly curtail or reorient our operations during 2008, which could have a material adverse effect on our ability to achieve our business objectives.
     The conditions noted above raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements for the three months ended March 31, 2008 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Funding Requirements below for management’s plans in regards to these matters.
     We have financed our operations through sales of our preferred stock and common stock, options and warrants exercisable for our preferred and common stock, convertible and nonconvertible debt and through the initial public offering of our common stock. Since inception, we have raised $61.7 million through private equity financings, $1.6 million through the exercise of options and warrants, $49.6 million through convertible and nonconvertible debt, and $25.3 million through the initial public offering of our common stock. As of March 31, 2008 our cash and cash equivalents were $22.0 million.
     In January 2008, we entered into a financing arrangement with CHRP to raise $21.5 million, and up to an additional $1 million in 2009 contingent upon our satisfaction of a net product sales milestone in fiscal 2008. We are using the proceeds to expand both our dedicated U.S. sales force and consumer outreach programs. We used $8.6 million of the proceeds to payoff and terminate our existing credit facility with Comerica Bank. The financing closed on February 12, 2008, resulting in net proceeds of $12.3 million after the payoff of our credit facility with Comerica Bank and after certain transaction expenses.
     Under the revenue interest financing and warrant purchase agreement, or Revenue Agreement, CHRP acquired the right to receive a revenue interest on our U.S. net product sales from October 2007 through December 2017. We are required to pay a revenue interest on U.S. net product sales of ArteFill ® , any improvements to ArteFill ® , any internally developed products and any products in-licensed or purchased by us, provided that such improvements, internally developed, in-licensed or purchased products are primarily used for or have an FDA-approved indication in the field of cosmetic, aesthetic or dermatologic procedures. The scope of the products subject to CHRP’s revenue interest narrows following the date the cumulative payments we make to CHRP first exceed a specified multiple of the consideration paid by CHRP for the revenue interest.
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
Cash Flow
     Net cash used in operating activities. During the three months ended March 31, 2008, our operating activities used cash of approximately $10.1 million, compared to approximately $7.7 million for the three months ended March 31, 2007, an increase of $2.4 million. The increase in cash used was due primarily to a) an increase in the net loss of approximately $5.7 million, primarily attributable to selling, general administrative expenses related to increased marketing and sales efforts to support commercialization of our product, b) a $0.7 million net increase in adjustments for non-cash expenses, primarily related to increased stock compensation expenses, and c) a $2.6 million net increase in operating assets and liabilities primarily due to increases in prepaid expenses and other assets and accounts receivable, offset by a decrease in inventory and decreased payments on accounts payable and accrued liabilities.
     Net cash used in investing activities. Our investing activities used cash of approximately $0.4 million during the three months ended March 31, 2008 compared to $0.3 million for the three months ended March 31, 2007. Investing activities during the three months ended March 31, 2008 and 2007 were comprised primarily of $0.4 million and $0.3 million, respectively, of purchases of plant and production equipment and tenant improvements.
     Net cash provided by financing activities. Cash provided by financing activities was approximately $12.1 million for the three months ended March 31, 2008, compared to cash provided by financing activities of approximately $47,000 for the three months ended March 31, 2007. Financing activities during the three months ended March 31, 2008 resulted in $21.0 million in net proceeds from revenue financing agreement with CHRP, partially offset by $8.6 million in repayments on our Comerica Bank loan and security agreement, $0.2 million in payments on our revenue financing arrangement, and $12,000 in payments on capital lease obligations. During the three months ended March 31, 2007, our financing activities resulted in $0.4 million in proceeds from exercise of common stock and warrants, offset by $0.3 million payment on term note payable and $12,000 in payments on capital lease obligations.

Funding Requirements
     We believe that our cash and cash equivalents at March 31, 2008, together with the interest thereon, proceeds from sales of ArteFill, and the funds from our financing arrangement with CHRP, along with our recent and planned future reduction of operating costs, will be sufficient to meet our anticipated cash requirements through the first quarter of 2009.
     Our future capital requirements are difficult to forecast and will depend on many factors, including, among others:
•	growth in sales and related collections;

•	the costs of maintaining and expanding the sales and marketing organization required for successful commercialization of ArteFill;

•	the costs and effectiveness of our sales, marketing, advertising and promotion activities related to ArteFill, including physician training and education;

•	the effectiveness of our implementation and maintenance of the operating cost reductions announced in April 2008;

•	the costs related to maintaining and utilizing our manufacturing and distribution capabilities;

•	the clinical trial costs required to meet FDA post-market safety study requirements and to investigate the removal of the skin test requirement;

•	the costs relating to changes in regulatory policies or laws that affect our operations;

•	the level of investment in research and development to maintain and improve our competitive position, as well as to maintain and expand our technology platform;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	our need or determination to acquire or license complementary products, technologies or businesses.
     We intend to seek additional equity and debt financing to provide capital to fund our operations and anticipate having to complete a capital raising transaction prior to the first quarter of 2009. If we are unable to secure such funding, or we cannot achieve our forecasted sales, or maintain the operating cost reductions announced in April 2008, we will be required to reorient, delay, reduce the scope of, eliminate or divest one or more of our sales and marketing programs, manufacturing capabilities, research and development programs, or our entire business. Due to the uncertainty of financial markets, financing may not be available to us when we need it on acceptable terms, or at all. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     During 2007, our exposure to interest rate risk was primarily the result of borrowings under our then existing credit facility with Comerica Bank. At December 31, 2007, $8.6 million was outstanding under our credit facility. Borrowings under our credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are not materially affected by changes in market interest rates on these borrowings. In February 2008, we repaid the total amount due of $8.6 million to Comerica Bank under the term loan and the line of credit, in accordance to our financing arrangement with CHRP.
     The primary objective of our cash management activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of March 31, 2008, we had cash and cash equivalents in a bank operating account that provides daily liquidity and through an overnight sweep account that is a money market mutual fund and invests primarily in money market investments and corporate and U.S. government debt securities. Due to the liquidity of our cash and cash equivalents, a 1% movement in market interest rates would not have a material impact on the total value of our cash, cash equivalents and investment securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.
     We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.
Item 4. Controls and Procedures.
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting:
     During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumventions or overriding of controls. Consequently, even effective internal controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Sandor Litigation
     In August 2005, Elizabeth Sandor, an individual residing in San Diego, California, filed a complaint against us, Drs. Gottfried Lemperle, Stefan Lemperle and Steven Cohen in the Superior Court of the State of California for the County of San Diego. The complaint, as amended, set forth various causes of action against us, including product liability, fraud, negligence and negligent misrepresentation, and alleged that Dr. Gottfried Lemperle, our co-founder, former Chief Scientific Officer and a former director, treated Ms. Sandor with ArteFill or a predecessor product in violation of medical licensure laws, that the product was defective and unsafe because it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. In addition, the complaint alleged that Dr. Gottfried Lemperle and his son, Dr. Stefan Lemperle, our co-founder, former Chief Executive Officer and a former director, falsely represented to her that the product had received an approvability letter from the FDA and was safe and without the potential for adverse reactions. The complaint also alleged medical malpractice against Dr. Cohen, the lead investigator in our U.S. clinical trial, for negligence in treating Ms. Sandor for the adverse side effects she experienced. Ms. Sandor sought damages in an unspecified amount for pain and suffering, medical and incidental expenses, loss of earnings and earning capacity, punitive and exemplary damages, reasonable attorneys’ fees and costs of litigation. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and to toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties, and Ms. Sandor was allowed to refile her case at any time within 18 months from that date.
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
FDA Investigation
     During the Sandor litigation discussed above, Dr. Gottfried Lemperle’s counsel informed us that she had contacted an investigator in the FDA’s Office of Criminal Investigation to determine whether any investigation of Dr. Gottfried Lemperle was ongoing. She also informed us that the FDA investigator informed her that the FDA has an open investigation regarding us, Dr. Gottfried Lemperle and Dr. Stefan Lemperle, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that at such time the investigation is completed, it could be referred to the U.S. Attorney’s office for criminal prosecution. In November 2006, we contacted the FDA’s Office of Criminal Investigations. That office confirmed the ongoing investigation, but declined to provide any details of the investigation, including the timing, status, scope or targets of the investigation. We contacted the FDA’s Office of Criminal Investigations in February 2008. The Office of Criminal Investigations again confirmed that an investigation is ongoing and has been referred to the U.S. Attorney’s office, but did not provide any additional information regarding this investigation or whether the U.S. Attorney’s office may commence an action.
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
     We have a limited commercial operating history and have focused primarily on research and development, product engineering, clinical trials, building our manufacturing capabilities and seeking FDA approval to market ArteFill. We received FDA approval to market ArteFill on October 27, 2006, and we commenced commercial shipments of ArteFill during the first quarter of 2007. All of our other product candidates are still in the early stages of research and development. We have incurred significant net losses since our inception, including net losses of approximately $22.2 million in 2005, $26.3 million in 2006, $26.9 million in 2007 and $12.3 million for the quarter ended March 31, 2008. At March 31, 2008, we had an accumulated deficit of approximately $118.6 million. For the quarter ended March 31, 2008, we used net cash in operating activities of $10.1 million. We have and will continue to incur significant sales, marketing and manufacturing expenses in connection with the commercial distribution of ArteFill, and expect to incur significant operating losses for the foreseeable future as we increase our direct sales force and expand our other marketing activities. We cannot predict the extent of our future operating losses and accumulated deficit, and we may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Further, because of our limited operating history and because the market for injectable aesthetic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. We may not be able to successfully address any or all of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

We need to raise additional funds to support our operations beyond March 2009, and these funds may not be available on a timely basis or on acceptable terms.
     We believe that our existing cash and cash equivalents, together with the proceeds from sales of ArteFill, the funds received from the financing arrangement we closed in February 2008, and the measures we have implemented to reduce our operating expenses will be sufficient to meet our anticipated cash requirements through the first quarter of 2009. We will need to raise additional capital to fund our operations beyond March 2009. In addition, the cost reduction measures we have taken may not be successful and our sales of ArteFill may not meet our expectations. Our auditors, Ernst & Young LLP, have issued a going concern qualification in their report accompanying our consolidated financial statements for the year ended December 31, 2007, expressing substantial doubt about our ability to continue as a going concern. Any future funding transaction may require us to relinquish rights to some of our intellectual property or product royalties, and we may be required to issue securities at a discount to the prevailing market price, resulting in further dilution to our existing stockholders. In addition, depending upon the market price of our common stock at the time of any transaction, we may be required to sell a significant percentage of common stock, potentially requiring a stockholder vote pursuant to Nasdaq rules, which could lead to a significant delay and closing uncertainty. We cannot guarantee that we will be able to complete any such transaction or secure additional capital on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital, we would need to significantly curtail or reorient our business activities and may be unable to sustain operations, and you may lose your entire investment in our company.
Our debt obligations expose us to risks that could restrict our ability to raise additional funds to support our operations and adversely affect our business, operating results and financial condition.
     We have a substantial level of debt. As of March 31, 2008, we had approximately $19.7 million of indebtedness outstanding. We are required to make two principal payments of $7.5 million each in January 2012 and January 2013. To secure these obligations, we granted the holders of our indebtedness a security interest in substantially all of our tangible and intangible assets, including the U.S. rights to ArteFill. In addition, the agreements governing our debt instruments contain negative and other restrictive covenants. The level, the secured nature of our indebtedness and the financial and business restrictions in our agreements with our debt holders, among other things, could:
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
     We need to raise additional funds to support our operations beyond March 2009, which raises substantial doubt about our ability to continue as a going concern. Even if we do raise additional funds, if we do not grow our revenues as we expect, we could have difficulty making required payments on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.

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
     On January 28, 2008, we entered into a revenue interest assignment agreement with CHRP pursuant to which we assigned to CHRP the right to receive a portion of our net revenues from U.S. sales of ArteFill, our sole FDA-approved product. We also issued CHRP a senior secured note. To secure these obligations, we granted CHRP a security interest in substantially all of our tangible and intangible assets, including the U.S. rights to ArteFill.
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
     Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:
•	the level of demand for ArteFill, including seasonality in patient elective procedures and physician ordering;

•	the costs of our sales and marketing activities;

•	the introduction of new technologies and competing products that may make ArteFill a less attractive treatment option for physicians and patients;

•	negative publicity concerning ArteFill, including concerns expressed about ArteFill based on negative perceptions of non-FDA approved dermal fillers sold outside the United States;

•	our pricing strategy and ability to protect the price of ArteFill against price erosion due to the availability of alternative treatments;

•	our ability to attract and retain personnel with the skills required for effective operations;

•	product liability and other litigation;

•	the amount and timing of capital expenditures and other costs relating to conducting our long-term, post-market safety study for ArteFill, and conducting further studies regarding the use of ArteFill for other aesthetic applications;

•	government regulation and legal developments regarding our products in the United States and in the foreign countries in which we operate;

•	general economic conditions affecting the ability of patients to pay for elective cosmetic procedures.
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
     The market for injectable aesthetic products is extremely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our competitors primarily consist of companies that offer non-permanent injectable aesthetic products approved by the FDA for the correction of facial wrinkles, as well as companies that offer products that physicians currently use off-label for the correction of facial wrinkles. These companies include:
•	Allergan, Inc., which markets and sells Botox® Cosmetic, a temporary muscle paralytic and the most widely used injectable aesthetic product in the United States, CosmoDerm® and CosmoPlast®, which are human collagen-based temporary dermal fillers, Zyderm® and Zyplast®, which are bovine collagen-based temporary dermal fillers, and Juvederm™, Hylaform®, Hylaform® Plus, and Captique®, which are temporary dermal fillers comprised primarily of hyaluronic acid, a jelly-like substance that is found naturally in living organisms and acts to hydrate and cushion skin tissue;

•	Medicis Pharmaceutical Corporation, which markets and sells Restylane®, the leading temporary dermal filler comprised primarily of hyaluronic acid;

•	BioForm Medical, Inc., which markets and sells Radiesse™, a calcium hydroxylapatite based dermal filler;

•	Anika Therapeutics, which received FDA approval in 2007 for its temporary dermal filler, Elevess™, which is comprised primarily of hyaluronic acid and lidocaine; and

•	Dermik Laboratories, a subsidiary of sanofi-aventis, which markets and sells Sculptra®, which is approved by the FDA for restoration and/or correction of the signs of facial fat loss in people with human immunodeficiency virus.
        Some of these companies are publicly traded and enjoy competitive advantages, including:
•	superior name recognition;

•	established relationships with physicians and patients;

•	integrated distribution networks;

•	large-scale FDA-approved manufacturing facilities; and

•	greater financial resources for product development, sales and marketing and patent litigation.
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
     Prior to 2007, we had no prior experience with commercializing any product, and we need to build and maintain a sophisticated sales and marketing organization in order to successfully commercialize ArteFill. We have rapidly increased the size of our direct sales force, from 21 sales representatives in September 2007 to more than 40 sales representatives as of March 31, 2008. We have and intend to continue to target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having significant experience with the tunneling injection technique used in ArteFill treatments. Selling ArteFill to physicians requires us to educate them on the comparative advantages of ArteFill over other injectable aesthetic products and alternative treatments. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. We anticipate that it will take up to six months for each of our new sales representatives to achieve full productivity, yet we will be incurring the costs of these sales representatives from the date of hire. We will incur significant losses as we continue building our direct sales force. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize ArteFill and to generate revenues will be impaired, and our business and financial prospects will be harmed.
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
     During negotiations with the parties involved in the litigation with Elizabeth Sandor discussed above, Dr. Gottfried Lemperle’s counsel informed us that she had contacted an investigator at the FDA’s Office of Criminal Investigations to determine whether any investigation of Dr. Gottfried Lemperle was ongoing. She also informed us that the FDA investigator had informed her that the FDA has an open investigation regarding us, Dr. Gottfried Lemperle and Dr. Stefan Lemperle, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that at such time the investigation is completed, it could be referred to the U.S. Attorney’s office for criminal prosecution. In November 2006, we contacted the FDA’s Office of Criminal Investigations. That office confirmed the ongoing investigation but declined to provide any details of the investigation, including the timing, status, scope or targets of the investigation. We contacted the FDA’s Office of Criminal Investigations in February 2008. The Office of Criminal Investigations again confirmed that an investigation is ongoing and has been referred to the U.S. Attorney’s office, but did not provide any additional information regarding this investigation or whether the U.S. Attorney’s office will commence an action.
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
     We have hired a substantial number of additional personnel in connection with the commercial launch of ArteFill, and such growth has and could continue to place a strain on our management and our administrative, operational and financial infrastructure. From December 31, 2006 to March 31, 2008, we have increased the size of our company from 110 to 163 employees, including a direct sales force of more than 40 sales professionals. As a result of the implementation of a cost containment plan in April 2008, the size of our company as of April 18, 2008 is 140 employees. Our ability to manage our operations and growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures, particularly to meet the reporting requirements of the Securities Exchange Act of 1934. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results and financial condition may be harmed.
We are dependent on our key management personnel. The loss of any of these individuals could harm our business.
     We are dependent on the efforts of our current key management, including Christopher J. Reinhard, our Executive Chairman of the Board of Directors and Michael K. Green, our Chief Financial Officer. We have entered into change of control agreements with each of our other executive officers, including Messrs. Reinhard and Green. Although we are not aware of any present intention of these persons to leave our company, any of our key management personnel or other employees may elect to end their employment with us and pursue other opportunities at any time, for any or no reason. In addition, we do not have and have no present intention to obtain key man life insurance on any of our executive officers or key management personnel to mitigate the impact of the loss of any of these individuals. The loss of any of these individuals, or our inability to recruit and train additional key personnel, particularly senior sales and marketing and research and development employees, in a timely manner, could harm our business and our future product revenues and prospects. The market for skilled employees for medical technology and biotechnology companies in San Diego is competitive, and we can provide no assurance that we will be able to locate skilled and qualified employees to replace any of our employees that choose to depart. If we are unable to attract and retain qualified personnel, our business will be significantly harmed.
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
     Deferred stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of a stock option grant or issuance and the option exercise price or price paid for the stock. Deferred stock-based compensation is amortized over the vesting period of the option or issuance. At December 31, 2006, deferred stock-based compensation related to option grants and stock issuances totaled approximately $2.7 million. Effective January 1, 2006, we prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) required us to reclassify the $2.7 million of deferred stock-based compensation to additional paid-in capital. The $2.7 million will be expensed on a straight-line basis as the options or stock vest, generally over a period of four years. $115,000 of deferred stock-based compensation has been expensed for the three months ended March 31, 2008. Expected future amortization expense for deferred stock-based compensation is $639,000 as of March 31, 2008.
     We also record non-cash compensation expense for equity stock-based instruments issued to non-employees. SFAS No. 123(R) now requires us to record stock-based compensation expense for equity instruments granted to employees and directors. $932,000 of stock based compensation has been expensed for the three months ended March 31, 2008.
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
     The costs of our acquired patents and technology are recorded as intangible assets and amortized over the period that we expect to benefit from the assets. As of March 31, 2008, the net acquired intangible assets comprised approximately 4.8% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and changes therein could result in an impairment of our long-lived assets. Any impairment of our intangible assets may reduce our profitability and harm our results of operations and financial condition.
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
     As of March 31, 2008, we had reserved approximately 9.6 million shares of our common stock for potential issuance upon the exercise of warrants and options (including outstanding warrants to purchase common stock, options already granted under our stock option plans, non-plan stock options already granted and shares reserved for future grant under our stock option plans), which represented approximately 36.7% of our common stock on a fully diluted basis (assuming the exercise of all outstanding warrants and options). Of the 9.6 million shares of common stock reserved at March 31, 2008, 3.7 million shares of common stock are reserved for outstanding stock options at a weighted average exercise price of $6.17 per share; 4.1 million shares of common stock are reserved for outstanding warrants to purchase common stock (after considering the impact of the warrant holder elections eliminating the automatic expiration and extending the terms of the warrants upon the closing of our initial public offering), at a weighted average exercise price $6.07 per share; and 1.8 million shares of common stock are reserved for future stock option grants under our 2006 Equity Incentive Plan. The issuance of these additional shares could dilute your ownership interest in our company.
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
Item 5. Other Information.
On May 7, 2008, we filed a Form 8-K with the SEC announcing the appointment of Michael K. Green as Chief Financial Officer and the resignation of Peter C. Wulff as Chief Financial Officer and Executive Vice President, effective as of May 6, 2008.
On May 12, 2008, we issued a press release announcing (i) the resignation of Diane S. Goostree as our Chief Executive Officer and President and as a director on our Board of Directors and (ii) the appointment of Christopher J. Reinhard as our principal executive officer, each effective as of May 12, 2008.

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

4.18 (1)	Warrant to purchase 28,235 shares of Series E preferred stock issued to Comerica Bank on November 27, 2006.

4.19 (2)†	Investor Rights Agreement, dated February 12, 2008, by and between us and CHRP.

4.20 (2)†	Warrant to purchase 1,300,000 shares of common stock issued to CHRP on February 12, 2008.

4.21 (2)†	Warrant to purchase 375,000 shares of common stock issued to CHRP on February 12, 2008.

10.45#	Offer of Employment, dated April 30, 2008, between us and Michael K. Green.

10.46#	Change of Control Agreement, dated May 7, 2008, between us and Michael K. Green.

10.47#	Separation Agreement and General Release, dated May 4, 2008, between us and Peter Wulff.

Exhibit	Exhibit
number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

#	Indicates management contract or compensatory plan.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

(1)	Incorporated by reference to the same numbered exhibit filed with or incorporated by reference in our Registration Statement on Form S-1 (File No. 333-134086), dated December 19, 2006.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 001-33205), dated March 14, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Artes Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artes Medical, Inc.
Date: May 12, 2008	By:	/s/ Christopher J. Reinhard
Christopher J. Reinhard
Executive Chairman of the Board

Date: May 12, 2008	By:	/s/ Michael K. Green
Michael K. Green
Chief Financial Officer