Form 10-Q
period 2008-06-30
ARTES MEDICAL INC
filed 2008-08-11
CIK 1351197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 1, 2008, there were 16,514,163 shares of the registrant’s common stock outstanding.

ARTES MEDICAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Artes Medical, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$12,671	$20,293
Accounts receivable, net	1,600	792
Inventories, net	5,765	5,528
Other current assets	672	1,044

Total Current Assets	20,708	27,657

Property and equipment, net	5,391	5,034
Intangibles, net	1,506	2,385
Other assets	642	645

Total Assets	$28,247	$35,721

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$4,132	$3,074
Accrued compensation and benefits	2,279	1,802
Revenue interest financing, current portion	1,445	—
Term note payable, current portion	—	1,250
Revolving credit line	—	5,000
Other current liabilities	58	42

Total Current Liabilities	7,914	11,168

Revenue interest financing, less current portion (net of discount of $1,053)	13,133	—
Note payable (net of discount of $823)	5,677	—
Term note payable (net of discount of $165)	—	2,231
Deferred tax liability	391	915
Other liabilities	1,766	783

Stockholders’ Equity (Deficit):
Series A Participating Preferred Stock, $0.001 par value, 200,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 16,514,163 shares issued and outstanding	17	17
Additional paid-in capital	129,891	126,894
Accumulated deficit	(130,542)	(106,287)

Total Stockholders’ Equity (Deficit)	(634)	20,624

Total Liabilities and Stockholders’ Equity (Deficit)	$28,247	$35,721

See accompanying notes to condensed consolidated financial statements.

Artes Medical, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$3,173	$2,055	$4,834	$3,497
License fees	—	732	—	732

	3,173	2,787	4,834	4,229

Cost of product sales	2,308	2,159	5,061	3,879

Gross profit (loss)	865	628	(227)	350

Operating expenses:
Selling and marketing	5,302	2,935	10,326	5,406
General and administrative	3,918	3,392	7,587	6,491
Research and development	2,849	1,136	4,777	2,168

	12,069	7,463	22,690	14,065

Loss from operations	(11,204)	(6,835)	(22,917)	(13,715)

Other income (expense):
Interest expense	(917)	(263)	(1,692)	(531)
Interest income	63	394	199	871
Other income (expense), net	6	(3)	8	10

Loss before benefit from income taxes	(12,052)	(6,707)	(24,402)	(13,365)

Benefit from income taxes	71	51	147	100

Net loss	$(11,981)	$(6,656)	$(24,255)	$(13,265)

Basic and diluted net loss per share	$(0.73)	$(0.40)	$(1.47)	$(0.81)

Basic and diluted weighted average shares	16,514,163	16,459,103	16,514,163	16,411,789

See accompanying notes to condensed consolidated financial statements.

Artes Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(24,255)	$(13,265)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,199	1,309
Bad debt expense	70	31
Benefit from income taxes	(151)	(95)
Stock-based compensation	1,788	1,758
Financing arrangements and notes payable (non-cash)	1,117	15
Other liabilities	281	(23)
Changes in assets and liabilities:
Accounts receivable	(878)	(673)
Inventories	(237)	(1,658)
Other current assets	372	(478)
Accounts payable and accrued expenses	1,800	(700)
Accrued compensation and benefits	477	(767)

Net cash used by operating activities	(18,417)	(14,546)

Cash flows from investing activities:
Purchases of property and equipment	(1,056)	(554)
Other assets	3	—

Net cash used for investing activities	(1,053)	(554)

Cash flows from financing activities:
Proceeds from revenue interest financing, net	14,491	—
Proceeds from note payable	6,500	—
Payments on term note payable	(8,646)	(625)
Payments on revenue interest financing	(477)	—
Miscellaneous payments	(20)	(36)
Proceeds from exercise of stock options and warrants	—	467

Net cash provided by (used for) financing activities	11,848	(194)

Net decrease in cash and cash equivalents	(7,622)	(15,294)

Cash and cash equivalents — beginning of period	20,293	46,258

Cash and cash equivalents — end of period	$12,671	$30,964

Supplemental disclosure of cash flow information:
Cash paid for interest	$832	$516

Fair value of embedded derivatives	$286	$—

See accompanying notes to condensed consolidated financial statements.

Artes Medical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP). The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Artes Medical Germany GHMB. All significant intercompany transactions and accounts have been eliminated in consolidation.
These financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007. Interim operating results are not necessarily indicative of operating results for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS No. 157”), Fair Value Measurements (“SFAS No. 157”). This statement provides a definition of fair value, establishes a hierarchy for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair values used in financial statements. On February 14, 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with the Company’s 2009 fiscal year). As a result, the Company is only partially adopting SFAS No. 157 as it relates to the Company’s financial assets and liabilities until it is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS No. 159”) which permits all entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for the Company on January 1, 2008, and the Company did not intend to elect to re-measure any of its existing financial assets or financial liabilities under the provision of SFAS 159.
Note 2 — Financial Resources
The Company has a history of recurring losses from operations and as of June 30, 2008, has an accumulated deficit of $130.5 million; cash and cash equivalents of $12.7 million and working capital of $12.8 million. The Company will require additional cash funding to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company’s successful transition to achieving and maintaining profitable operations is dependent upon a number of factors, including its success in raising additional funds to support its operations, achieving a level of revenues adequate to support its cost structure, and its ability to reduce and control its operating expenses. In April 2008, the Company initiated a plan to significantly reduce certain administrative and operating expenses to realign the Company’s overall cost structure to its revised operating plan for fiscal 2008. As part of this cost containment plan, the Company had a reduction in force of approximately 15%. Total severance paid in the second quarter of 2008 related to the reduction in force was $168,000. In addition to the capital raised in February 2008 (See Note 4), the Company intends to seek additional debt or equity financing to support its operations. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. Further, the cost reduction measures the Company has taken may not be successful and the Company’s actual revenues may not meet its expectations. If the Company is unable to obtain additional financing, achieve its forecasted revenues and reduce its operating costs during 2008, the Company will need to significantly curtail or reorient its operations during the remainder of 2008, which would have a material adverse effect on the Company’s ability to achieve its business objectives.
Note 3 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$1,268	$1,147
Work in process	4,449	6,017
Finished goods	1,015	602

	6,732	7,766
Less: Reserve for excess and obsolete inventory	(967)	(2,238)

	$5,765	$5,528

Note 4 — 2008 Financing Transactions
Cowen Healthcare Royalty Partners, L.P. (“CHRP”) — In January 2008, the Company entered into a financing arrangement with CHRP to raise $21.5 million (the “Financing”), and the potential for an additional $1.0 million in 2009 contingent upon the Company’s satisfaction of a net product sales milestone. The Company is using the proceeds to expand both its dedicated U.S. sales force and consumer outreach programs. In February 2008, the Company repaid the total amount due of $8.6 million to Comerica Bank under a term loan and terminated its line of credit facility. After the Comerica Bank payment and the payment of certain transaction expenses, the Company received net proceeds of $12.3 million from the Financing.
The Financing comprised two separate agreements. (i) the Revenue Interest Financing and Warrant Purchase Agreement (the “Revenue Agreement”), and (ii) the Note and Warrant Purchase Agreement (the “Note and Warrant Agreement”).
Revenue Agreement — CHRP acquired the right to receive a revenue interest on the Company’s U.S. net product sales from October 2007 through December 2017 (the “Term”). The Company is required to pay a revenue interest on U.S. net product sales of ArteFill, any improvements to ArteFill, any internally developed, in-licensed or purchased dermal filler products. The Company is also required to make two lump sum payments of $7.5 million to CHRP, the first in January 2012 and the second in January 2013.
In connection with the Revenue Agreement, the Company recorded a liability, referred to as the “Revenue interest financing” in the accompanying condensed consolidated balance sheet, of $15.0 million, in accordance with EITF 88-18, Sales of Future Revenues, when the funds were received in February 2008. The Company imputes interest expense associated with this liability using the effective interest rate method and is recording a corresponding accrued interest liability, which is offset by payments made to CHRP. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of U.S. ArteFill sales. The Company evaluates the interest rate quarterly based on its current sales forecast. Payments made to CHRP as a result of ArteFill sales levels reduce the amount of the revenue interest financing liability.

Under the Revenue Agreement, the Company issued CHRP a warrant to purchase 375,000 shares of Common Stock, at an exercise price equal to $3.13 per share. The warrant has a 5 year term, and allows for cashless exercise. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded proceeds from the Revenue Agreement net of a discount for the estimated fair value of the warrant which was valued using the Black-Scholes model totaling $364,000. The discount is amortized to interest expense over the life of the Revenue Agreement. The warrant is being accounted for as an equity instrument under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
The Revenue Agreement includes two embedded derivatives. The first derivative is a put option, which states that in the event of (i) a change of control, (ii) a bankruptcy, or (iii) subject to a cure period, breach of certain material covenants and representations in the Revenue Agreement, CHRP has the right, but not the obligation, to require the Company to repurchase the royalty interest at a price in cash which equals the greater of (a) a specified multiple of cumulative payments made by CHRP under the Revenue Agreement less the cumulative royalties previously paid to CHRP; or (b) the amount which will provide CHRP, when taken together with the royalties previously paid, a specified rate of return. The second derivative is a step down option, where the Company has the right to prepay the Revenue Agreement in cash at a 200% return less the amount already received by CHRP. Subsequent to the exercise of the step down option, the Company will pay a lower percentage of sales until the end of the term of the Revenue Agreement.
The Company recorded the estimated fair value of the two embedded derivatives as of the date of the Revenue Agreement in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS No. 133”). The estimated fair value of $286,000 was determined by using a binomial lattice option pricing model. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation recorded in earnings. As of June 30, 2008, there was no material change in the estimated fair value of the two embedded derivates.

June 30,
2008

Revenue interest financing	$15,631
Less: current portion	(1,445)

14,186
Less: Debt discount	(1,053)

Revenue interest financing, long term portion	$13,133

Note and Warrant Agreement — The Company issued to CHRP a 10% senior secured note in the principal amount of $6,500,000. The note has a term of five (5) years and bears interest at 10% per annum, payable monthly in arrears. The Company has the option to prepay all or a portion of the note at a premium.
If there is an event of default, with “event of default” defined as (i) a put option event under the Revenue Agreement, (ii) a failure to pay the note when due, (iii) the Company’s material breach of its covenants and agreements in the Note and Warrant Agreement, (iv) the Company’s failure to perform an existing agreement with a third party that accelerates the majority of any debt in excess of $500,000 or (v) subject to a cure period, material breach of the covenants, representations or warranties in the Financing documents, the outstanding principal and interest in the note , plus the prepayment premium, shall become immediately due and payable.
Under the Note and Warrant Agreement, the Company issued CHRP a warrant to purchase 1,300,000 shares of Common Stock, at an exercise price equal to $5.00 per share. The warrant has a 5 year term, and allows for cashless exercise. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded proceeds from the Note and Warrant Agreement net of a discount for the estimated fair value of the warrant which was valued using the Black-Scholes model totaling $845,000. The discount is amortized to interest expense over the life of the Note and Warrant Agreement. The warrant is being accounted for as an equity instrument under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Note 5 — Stock Based Compensation
Stock options and Warrants — For purposes of calculating stock-based compensation under SFAS No. 123(R), the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates.
The assumptions used to estimate the fair value of stock options granted to employees and directors during the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Volatility	48%	48%	48%	48%
Risk free interest rate	3.25%	4.75%	3.09%	4.75%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	14%	14%	14%	14%
Expected term (years)	6.0	6.0	6.0	6.0
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
The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2008 and 2007 was $0.58 and $0.95, and $3.88 and $3.80 per share, respectively.
During the three and six months ended June 30, 2008 and 2007, the Company recorded approximately $658,000 and $1,590,000, and $695,000 and $1,370,000 respectively, of stock compensation expense under SFAS No. 123(R).
Total unrecognized stock-based compensation costs related to non-vested stock options at June 30, 2008 was approximately $5,617,000. This unrecognized cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.86 years.
Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the stock options vest and are recognized as expense over the related service period. During the three and six months ended June 30, 2008 and 2007, the Company recognized $4,000 and $139,000, and $72,000 and $90,000 respectively, for stock options and warrants issued to non-employees.
Deferred stock-based compensation — In 2005 deferred stock-based compensation of $2,383,000, net of forfeitures, which represented the difference between the weighted-average exercise price of $5.31 and the weighted-average fair value of $9.18 on stock options to purchase 620,000 shares of common stock granted to employees during 2005, was recorded within Stockholders’ Equity. The Company is amortizing deferred stock-based compensation on a straight-line basis over the vesting period of the related awards, which is generally four years. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reclassified deferred stock-based compensation against additional paid-in capital.
During the three and six months ended June 30, 2008 and 2007, the Company recognized $83,000 and $198,000, and $147,000 and $298,000 respectively, in amortization of deferred stock-based compensation which was provided for prior to the adoption of SFAS No. 123(R).

Unrecognized deferred stock-based compensation related to non-vested stock option and warrant awards granted prior to January 1, 2006 was approximately $384,000 at June 30, 2008. The expected future amortization expense for deferred stock-based compensation is $134,000 in 2008 and $250,000 in 2009.
The Company has included stock-based compensation expense in the statement of operations for all stock-based compensation arrangements as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Capitalized to inventory	$129	$125	$288	$249
Research and development expense	$93	$103	$337	$205
Sales, general and administrative expense	$519	$686	$1,163	$1,304
Net effect on basic and diluted net loss per share	$0.04	$0.05	$0.09	$0.09
Note 6 — Loss per Share
The following table shows the historical outstanding anti-dilutive securities that have not been included in the diluted net loss per share calculation:

	June 30,	June 30,
	2008	2007

Warrants to purchase common stock	4,127,844	2,427,844
Options to purchase common stock	3,329,058	3,107,939
Restricted stock units	12,500	—

	7,469,402	5,535,783

Note 7 — Stockholders’ Rights Plan
On May 29, 2008, the Company’s Board of Directors adopted a stockholders rights plan. Under the plan, the Board declared a dividend distribution of one “Right” for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on June 23, 2008. Since that time, the Company has issued and will continue to issue one Right with each newly issued share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A participating preferred stock at a purchase price of $50.00 per one-thousandth of a share, subject to adjustment. In general, under the plan, if a person or affiliated group acquires beneficial ownership of 20% or more of the Company’s common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of the Company’s common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Right. In addition, if following the announcement of the existence of an acquiring person or affiliated group the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Right. The Board also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. The Company may redeem the Rights at a price of $0.00001 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on June 12, 2018.
The description and terms of the plan and the Rights are set forth in a Preferred Shares Rights Agreement, dated June 13, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent, and a description of the Series A shares are set forth in a Certificate of Designation filed with the Delaware Secretary of State. The Company filed both of these documents with the SEC as exhibits to its registration statement on Form 8-A (File No. 000-53281), dated June 16, 2008.

Note 8 — Fair Value Measurement
The Company applies fair value accounting to its derivatives in accordance with SFAS No. 133. These derivatives related to our Financing Arrangement with CHRP (see Note 4). The following table shows the fair value measurement for this financial asset at June 30, 2008 and the fair value hierarchy level, as defined in SFAS No. 157.

		Quoted Price in Active
		Markets for Identical	Significant Other	Significant
	Asset Total	Assets	Observable Inputs	Unobservable Inputs
Description	(In Thousands)	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$12,671	$12,671	$—	$—

Derivatives	$286	$—	$—	$286
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
Note 9 — Subsequent Event
On July 7, 2008, the Company entered into a Distribution Agreement with Anika Therapeutics, Inc. (“Anika”) under which the Company obtained an exclusive right to market and sell Anika’s FDA-approved Elevess® temporary dermal filler product in the United States. Elevess is a hyaluronic acid (HA) based filler formulated with Lidocaine for patient comfort and used for the correction of facial wrinkles and folds. Under the Distribution Agreement, Anika will manufacture and supply Elevess to the Company.

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
Business Overview
We are a medical aesthetics company focused on developing, manufacturing and commercializing a new category of injectable aesthetic products for the dermatology and plastic surgery markets. On October 27, 2006, the FDA approved ArteFill, our non-resorbable aesthetic injectable implant for the correction of facial wrinkles known as smile lines, or nasolabial folds. Prior to the FDA’s approval of ArteFill as the first and only non-resorbable injectable aesthetic product there were two categories of injectable aesthetic products used for the treatment of facial wrinkles: temporary muscle paralytics, which block nerve impulses to temporarily paralyze the muscles that cause facial wrinkles, and temporary dermal fillers, which are injected into the skin or deeper facial tissues beneath a wrinkle to help reduce the appearance of the wrinkle. Unlike existing temporary muscle paralytics and temporary dermal fillers, which are comprised of materials that are completely metabolized and absorbed by the body, ArteFill is a proprietary formulation comprised of polymethylmethacrylate (“PMMA”) microspheres and bovine collagen, or collagen derived from calf hides. PMMA is one of the most widely used artificial materials in implantable medical devices, and is not absorbed or degraded by the human body. Following injection, the PMMA microspheres in ArteFill remain intact at the injection site and provide a permanent support structure to fill in the existing wrinkle and help prevent further wrinkling. As a result, we believe that ArteFill will provide patients with aesthetic benefits that may last for years.
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
On July 7, 2008, we entered into a Distribution Agreement with Anika Therapeutics, Inc. (“Anika”) under which we obtained an exclusive right to market and sell Anika’s FDA-approved Elevess® temporary dermal filler product in the United States. Elevess is a hyaluronic acid (HA) based filler formulated with Lidocaine for patient comfort and used for the correction of facial wrinkles and folds. Under the Distribution Agreement, Anika will manufacture and supply us with Elevess.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, long-term assets and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
For further information about our critical accounting policies and estimates, see discussion under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2008.
Results of Operations
Comparison of the Three Months Ended June 30, 2008 and 2007
Revenues. Our product sales for the second quarter of 2008 increased by $1.1 million or 54% to $3.2 million from the second quarter of 2007. The increase resulted from the planned expansion of our field sales force to 42 sales representatives in March of 2008, increased consumer marketing activities and promotional programs and a continued increase in the number of Artefill trained physicians. Our increase in product sales during the second quarter was partially offset by a decrease in license fee revenue of $0.7 million in the second quarter of 2007 which represented a one-time payment from a licensee.
Cost of product sales. Our cost of product sales as a percentage of our net sales was 73% during the second quarter of 2008 compared to 105% during the second quarter of 2007. This resulted in a positive gross profit on product sales for the second quarter of 2008 of $0.9 million compared to a negative ($0.1) million for the second quarter of 2007. The higher gross profit on product sales are a direct result of the increase in our product sales during the second quarter of 2008, and the fact that a significant portion of our manufacturing costs are fixed.
Selling and marketing. Our selling and marketing expenses increased by $2.4 million or 81% to $5.3 million during the second quarter of 2008 as compared to the second quarter of 2007. The increase is due to a concerted effort to increase selling and marketing efforts through a combination of an increase in the number of field sales representatives and an increase in the amount consumer advertising and promotional programs. Our selling and marketing expenses as a percentage of our net product sales were 167% and 143% during the second quarter of 2008 and 2007, respectively.
General and administrative. Our general and administrative expenses during the second quarter of 2008 increased by $0.5 million or 16% to $3.9 million as compared to the second quarter of 2007. The increase is primarily due to severance expenses partially offset by a reduction in personnel and related salaries. Our general and administrative expenses as a percentage of our net product sales were 123% and 165% during the second quarter of 2008 and 2007, respectively.
Research and development. Our research and development expenses increased by $1.7 million or 151% to $2.8 million during the second quarter of 2008 as compared to the second quarter of 2007. The increase is due primarily to increased expenses related to the initiation of a five year post-marketing safety study, initiation of a skin test removal study and product development activities. As of June 30, 741 patients were enrolled in the five-year post marketing study. Our research and development expenses as a percentage of our net product sales were 90% and 55% during the second quarter of 2008 and 2007, respectively.
Interest, net. Our net interest expense increased by $1.0 million to $0.8 million during the second quarter of 2008 as compared to the second quarter of 2007. The increase is due to interest expense incurred under the new financing agreements with CHRP and lower interest income earned on our cash balances.
Comparison of the Six Months Ended June 30, 2008 and 2007
Revenues. Our product sales for the six months ended June 30, 2008 increased by $1.3 million or 38% to $4.8 million from the six months ended June 30, 2007. The increase resulted from the planned expansion of our field sales force to 42 sales representatives in March of 2008, increased consumer marketing activities and promotional programs and a continued increase in the number of Artefill trained physicians. Our increase in product sales during the six months ended June 30, 2008 was partially offset by a decrease in license fee revenue of $0.7 million in the second quarter of 2007 which represented a one-time payment from a licensee.

Cost of product sales. Our cost of product sales as a percentage of our net sales was 105% during the six months ended June 30, 2008 compared to 111% during the six months ended June 30, 2007. This resulted in a negative gross profit on product sales for the six months ended June 30, 2008 of ($0.2) million compared to ($0.4) million for the six months ended June 30, 2007. The higher gross profit is primarily due to the increase in our product sales during the six months ended June 30, 2008, and the fact that a significant portion of our manufacturing costs are fixed. During the first quarter of 2008 we expensed an excess capacity charge of $1.1 million related to adjustments in our inventory management process, which we believe will allow us to be both more responsive to market needs and maximize the shelf life of product shipped to our customers.
Selling and marketing. Our selling and marketing expenses increased by $4.9 million or 91% to $10.3 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase is due to a concerted effort to increase selling and marketing efforts through a combination of an increase in the number of field sales representatives and an increase in the amount consumer advertising and promotional programs. Our selling and marketing expenses as a percentage of our product net sales were 214% and 155% during the six months ended June 30, 2008 and 2007, respectively.
General and administrative. Our general and administrative expenses during the six months ended June 30, 2008 increased by $1.1 million or 17% to $7.6 million as compared to the six months ended June 30, 2007. The increase is primarily due to severance expenses partially offset by a reduction in personnel and related salaries. Our general and administrative expenses as a percentage of our net sales were 157% and 186% during the second quarter of 2008 and 2007, respectively.
Research and development. Our research and development expenses increased by $2.6 million or 120% to $4.8 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase is due primarily to increased expenses related to the initiation of a five year post-marketing safety study, initiation of a skin test removal study and product development activities. As of June 30, 741 patients were enrolled in the five-year post marketing study. Our research and development expenses as a percentage of our net product sales were 99% and 62% during the second quarter of 2008 and 2007, respectively.
Interest, net. Our net interest expense increased by $1.8 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase is due to interest expense incurred under the new financing agreements with CHRP and lower interest income earned on our cash balances.
Liquidity and Capital Resources
Since our inception in 1999, we have incurred significant losses and have never been profitable. Prior to the commercial launch of ArteFill in the first quarter of 2007, we were a development stage company, and devoted substantially all of our efforts to developing and completing clinical trials for ArteFill, acquiring international rights to certain intangible assets and know-how related to our technology, and establishing our commercial manufacturing capabilities.
We have a history of recurring losses from operations, and as of June 30, 2008, had an accumulated deficit of $130.5 million, cash and cash equivalents of $12.7 million and working capital of $12.8 million. We will require additional cash funding to support our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Our successful transition to achieving and maintaining profitable operations is dependent upon a number of factors, including our success in raising additional funds to support our operations, achieving a level of revenues adequate to support our cost structure, and our ability to reduce and control our operating expenses. In April 2008, we initiated a plan to significantly reduce certain administrative and operating expenses to realign our overall cost structure to our revised operating plan for fiscal 2008. As part of this cost containment plan, we had a reduction in force of approximately 15%. Total severance expense recorded in the second quarter of 2008 related to the reduction in force was $168,000. In addition to the capital raised in February 2008, we intend to seek additional debt or equity financing to support our operations. There can be no assurances that there will be adequate financing available to us on acceptable terms or at all. Further, the cost reduction measures we have taken may not be successful and our actual revenues may not meet our expectations. If we are unable to obtain additional financing, achieve our forecasted revenues and reduce our operating costs during 2008, we will need to significantly curtail or reorient our operations during 2008, which could have a material adverse effect on our ability to achieve our business objectives.
We believe that our cash and cash equivalents at June 30, 2008, together with the interest thereon, proceeds from product sales, along with our recent and planned future reduction of operating costs, will be sufficient to meet our anticipated cash requirements into the first quarter of 2009.
Our future capital requirements are difficult to forecast and will depend on many factors, including, among others:
•	growth in sales and related collections, including future sales of ArteFill and Elevess;

•	the costs of maintaining and expanding the sales and marketing organization required for successful commercialization of ArteFill and Elevess;

•	the costs and effectiveness of our sales, marketing, advertising and promotion activities related to ArteFill and Elevess, including physician training and education;

•	the effectiveness of our implementation and maintenance of the operating cost reductions we began in April 2008;

•	the costs related to maintaining and utilizing our ArteFill manufacturing and distribution capabilities;

•	the clinical trial costs for ArteFill required to meet FDA post-market safety study requirements and to investigate the removal of the skin test requirement;

•	the costs relating to changes in regulatory policies or laws that affect our operations;

•	the level of investment in research and development to maintain and improve our competitive position, as well as to maintain and expand our technology platform;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights for ArteFill;

•	the costs of maintaining our agreement with Anika Therapeutics, Inc., including satisfying minimum purchase amounts of Elevess; and

•	our need or determination to acquire or license additional complementary products, technologies or businesses.
Net cash used by operating activities for the three months ended June 30, 2008 was $8.4 million, which included approximately $0.8 million in one-time severance payments and payroll taxes relating to our former chief executive officer and former chief financial officer, and for the reduction in force we initiated in April 2008. This was an improvement over the net cash used by operating activities for the three months ended March 31, 2008 of $10.1 million due primarily to increased revenues and improved working capital during the second quarter of 2008.
Net cash used by operating activities was $18.4 million during the six months ended June 30, 2008 compared to $14.5 million for the six months ended June 30, 2007, an increase of $3.9 million. The increase in cash used was due primarily to the Company’s expanded sales force and accelerated marketing initiatives to commercialize and sell ArteFill, as well as costs associated with our five-year post-marketing efficacy study and costs associated with our April 2008 layoffs.
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

Under the Revenue Agreement, CHRP acquired the right to receive a revenue interest on our U.S. net product sales from October 2007 through December 2017. We are required to pay a revenue interest on U.S. net product sales of ArteFill , any improvements to ArteFill , any internally developed, in-licensed or purchased dermal fillers products.
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
As part of the financing, we also entered into a Note and Warrant Agreement with CHRP pursuant to which we issued CHRP a 10% senior secured note in the principal amount of $6,500,000. The note has a term of five (5) years and bears interest at 10% per annum, payable monthly in arrears. We have the option to prepay all or a portion of the note at a premium.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risk consists primarily of the potential for changes in interest rates.
Interest Rate Risk
During 2007, our exposure to interest rate risk was primarily the result of borrowings under our then existing credit facility with Comerica Bank. At December 31, 2007, $8.6 million was outstanding under our credit facility. In February 2008, we repaid the total amount due of $8.6 million to Comerica Bank and terminated the credit facility, in accordance to our financing arrangement with CHRP.
The primary objective of our cash management activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of June 30, 2008, we had cash and cash equivalents in a bank operating account that provides daily liquidity and through an overnight sweep account that is a money market mutual fund and invests primarily in money market investments and corporate and U.S. government debt securities. Due to the liquidity of our cash and cash equivalents, a 1% movement in market interest rates would not have a material impact on the total value of our cash, cash equivalents and investment securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.
We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our Executive Chairman of the Board, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting.
During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumventions or overriding of controls. Consequently, even effective internal controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Sandor Litigation — We disclosed information relating to the Sandor Litigation in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008. Since that date, discovery has commenced in the case, and the plaintiff is scheduled for deposition in August 2008.
FDA Investigation — We disclosed information regarding this matter in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008. There have been no changes or developments in this matter since that time.
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
Prior our commercial launch of ArteFill during the first quarter of 2007, we were a development stage company, and devoted substantially all of our efforts to developing and completing clinical trials for ArteFill, acquiring international rights and know-how related to our technology, and establishing our commercial manufacturing capabilities. We have a history of recurring losses from operations, and as of June 30, 2008, we had an accumulated deficit of $130.5 million. For the six months ended June 30, 2008, we used net cash in operating activities of $18.4 million. We will continue to incur significant sales, marketing and manufacturing expenses in connection with the commercial distribution of ArteFill and Elevess, and expect to incur significant operating losses for the foreseeable future as we continue to expand and maintain our marketing efforts. We cannot predict the extent of our future operating losses and accumulated deficit, and we may never generate sufficient revenues to achieve or sustain profitability. Further, because of our limited commercial operating experience and because the market for injectable aesthetic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which would harm our business.
We need to raise additional funds to support our operations beyond March 2009, and these funds may not be available on a timely basis or on acceptable terms.
We believe that our existing cash and cash equivalents, together with the interest thereon, proceeds from sales of ArteFill and Elevess, and the funds received from our February 2008 financing, along with our recent and planned future reduction of operating costs, will be sufficient to meet our anticipated cash requirements through the first quarter of 2009. Our auditors, Ernst & Young LLP, have issued a going concern qualification in their report accompanying our consolidated financial statements for the year ended December 31, 2007, expressing substantial doubt about our ability to continue as a going concern. We will need to raise significant additional capital to support our planned operations. Any future funding transaction may require us to relinquish rights to some of our intellectual property or product royalties, and we may be required to issue securities at a discount to the prevailing market price, resulting in further dilution to our existing stockholders. In addition, depending upon the market price of our common stock at the time of any transaction, we may be required to sell a significant percentage of common stock, potentially requiring a stockholder vote pursuant to Nasdaq rules, which could lead to a significant delay and closing uncertainty. We cannot guarantee that we will be able to complete any such transaction or secure additional capital on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital, we will need to significantly curtail or reorient our business activities and may be unable to sustain operations, and you may lose your entire investment in our company. Further, our ability to continue our operations through the first quarter of 2009 with our existing resources depends on the success of the cost reduction measures we have taken and plan to take in the future and our success in meeting our revenue expectations. If the measures we implement to reduce our operating costs are not successful and our revenues do not meet our expectations, we will need to significant curtail or reorient our business activities sooner than planned.
Our debt obligations expose us to risks that could restrict our ability to raise additional funds to support our operations and adversely affect our business, operating results and financial condition.
We have a substantial level of debt. As of June 30, 2008, we had approximately $20.3 million of indebtedness outstanding. We are required to make two principal payments of $7.5 million each in January 2012 and January 2013. To secure these obligations, we granted the holders of our indebtedness a security interest in substantially all of our tangible and intangible assets, including the U.S. rights to ArteFill. In addition, the agreements governing our debt instruments contain negative and other restrictive covenants. The level, the secured nature of our indebtedness and the financial and business restrictions in our agreements with our debt holders, among other things, could:
•	make it difficult for us to raise the necessary funds or additional debt to support our operations;

•	limit our flexibility in planning for or reacting to changes or downturns in our business;

•	reduce funds available for use in our operations;

•	restrict the operations of our business as a result of financial and other restrictive covenants; or

•	impair our ability to merge or otherwise effect the sale of the company due to the rights of the holders of our indebtedness to accelerate our indebtedness in such an event.
We need to raise additional funds to support our operations, which raises substantial doubt about our ability to continue as a going concern. Even if we do raise additional funds, if we do not grow our revenues as we expect and control our operating expenses, we could have difficulty making required payments on our indebtedness. If we are unable to make the required payments, or if we fail to comply with the various requirements, restrictions and covenants of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness, impose penalties, foreclose on the assets that secure our obligations and enforce their other rights under the agreements governing the indebtedness. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition.
Our operating results may fluctuate significantly in the future, and we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.
Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:
•	the level of demand for ArteFill and Elevess, including seasonality in patient elective procedures and physician ordering;

•	the costs of our sales and marketing activities;

•	the introduction of new technologies and competing products that may make ArteFill or Elevess less attractive treatment options for physicians and patients;

•	negative publicity concerning ArteFill or Elevess, including concerns expressed about ArteFill based on negative perceptions of non-FDA approved dermal fillers sold outside the United States;

•	our pricing strategy and ability to protect the price of ArteFill or Elevess against price erosion due to the availability of alternative treatments;

•	our ability to attract and retain personnel with the skills required for effective operations;

•	product liability and other litigation;

•	the amount and timing of capital expenditures and other costs relating to conducting our long-term, post-market safety study for ArteFill, obtaining clinical information to support the removal of the ArteFill skin test requirement, and conducting further studies regarding the use of ArteFill for other aesthetic applications;

•	government regulation and legal developments regarding our products in the United States and in the foreign countries in which we operate;

•	general economic conditions affecting the ability of patients to pay for elective cosmetic procedures.
We expect that we will continue to incur significant sales, marketing and manufacturing expenses in connection with the commercial distribution of ArteFill and Elevess. Our planned expense levels are based in part on our expectations concerning future revenues. However, the amount of any future revenues will depend on the choices and demand of physicians and patients, which are difficult to forecast accurately. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected or continued shortfall in revenues. Accordingly, a significant shortfall in demand or a significant delay in the market acceptance of our product offerings will have a material adverse effect on our business, results of operations and financial condition. Further, to the extent that expenses precede or are not followed by increased revenue, our business results will be harmed.
We expect to derive a substantial portion of our future revenue from sales of ArteFill, and if we are unable to achieve and maintain market acceptance of ArteFill among physicians and patients, our business, operating results and financial condition will be harmed.
We expect sales of ArteFill to account for a substantial portion of our revenue for at least the next several years. Accordingly, our success depends on the acceptance among physicians and patients of ArteFill as a preferred injectable aesthetic treatment. ArteFill is the first product in a new category of non-resorbable aesthetic injectable products in the United States. As a result, the degree of market acceptance of ArteFill by physicians and patients is unproven and difficult to predict. We believe that market acceptance of ArteFill will depend on many factors, including:
•	the perceived advantages or disadvantages of ArteFill compared to other injectable aesthetic products and alternative treatments;

•	the safety and efficacy of ArteFill and the number and severity of reported adverse side effects, if any;

•	the availability and success of other injectable aesthetic products, including newly introduced injectable aesthetic products, and alternative treatments;

•	the price of ArteFill relative to other injectable aesthetic products and alternative treatments;

•	our success in building a sales and marketing organization and the effectiveness of our marketing, advertising and commercialization initiatives;

•	the willingness of patients to wait 28 days for treatment following the bovine collagen skin test that is required in connection with ArteFill; our ability to provide additional clinical data to the satisfaction of the FDA regarding the removal of the skin test requirement and the potential long-term aesthetic benefits provided by ArteFill;

•	our success in training physicians in the proper use of the ArteFill injection technique and the convenience and ease of administration of ArteFill;

•	the success of our physician practice support programs; and

•	negative publicity concerning ArteFill or competing products, including negative publicity concerning non-FDA approved dermal fillers sold outside the United Sates, and alternative treatments.
We cannot assure you that ArteFill will achieve and maintain market acceptance among physicians and patients. Because we expect to derive a substantially portion of our revenue for the foreseeable future from sales of ArteFill, any failure of this product to satisfy physician or patient demands or to achieve meaningful market acceptance will seriously harm our business.

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
Prior to 2007, we had no prior experience with commercializing any product, and we need to build and maintain a sophisticated sales and marketing organization in order to successfully commercialize ArteFill. We have rapidly increased the size of our direct sales force, from 21 sales representatives in September 2007 to more than 40 sales representatives as of June 30, 2008. We have and intend to continue to target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having significant experience with the tunneling injection technique used in ArteFill treatments. Selling ArteFill to physicians requires us to educate them on the comparative advantages of ArteFill over other injectable aesthetic products and alternative treatments. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. We anticipate that it will take up to six months for each of our new sales representatives to achieve full productivity, yet we will be incurring the costs of these sales representatives from the date of hire. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize ArteFill and to generate revenues will be impaired, and our business and financial prospects will be harmed.

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
Continued adverse changes in the economy and consumer spending levels may reduce demand for ArteFill.
We have and we intend to continue to position ArteFill as a premium-priced product in the injectable aesthetic product market. Treatment with ArteFill is an elective procedure, directly paid for by patients without reimbursement. As a result, sales of ArteFill will require that patients have sufficient disposable income to spend on an elective aesthetic treatment. Adverse changes in the economy may cause consumers to reassess their spending choices and choose less expensive alternative treatments over ArteFill, or may reduce the demand for elective aesthetic procedures in general. The United States has experienced a slow down in consumer spending during 2008, and many economists are predicting this slow down will continue throughout the remainder of the year. A shift of this nature could impair our ability to generate sales and could harm our business, financial condition and results of operations.
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
Countries within the European Union, or EU, may request the EU to more strictly regulate permanent dermal fillers based on the negative side effects, alleged or perceived negative side effects or concerns about the safety of the current permanent dermal fillers being offered in Europe. A number of the permanent dermal fillers offered in Europe obtained a CE mark based on limited review and approval requirements. We are aware that stricter registration processes for dermal fillers in the EU have been implemented over the last five years, and further requirements may be imposed in the EU. We support these initiatives and are cooperating with the regulatory bodies in Europe to ensure that all manufacturers of permanent dermal fillers comply with strict and rigorous requirements that ensure patient safety, similar to the processes currently employed by the FDA and to which ArteFill was subject to, during our FDA review and approval process. We have also sent cease and desist letters to the entities we have knowledge of that are manufacturing and distributing PMMA-based dermal fillers that infringe our patent, and have forwarded such letters to appropriate European authorities.
We have been involved in product litigation in the past, and we may become involved in product litigation in the future, and any liability resulting from product liability or other related claims may negatively affect our results of operations.
Dermatologists, plastic surgeons, cosmetic surgeons and other practitioners who administer ArteFill, as well as patients who have been treated with ArteFill or any of our future products, may bring product liability and other claims against us. In August 2005, Elizabeth Sandor, an individual residing in San Diego, California, filed a complaint against us and two of our former officers, Drs. Gottfried Lemperle, Stefan Lemperle, and Dr. Steven Cohen in the Superior Court of the State of California for the County of San Diego. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties.On December 5, 2007, Ms. Sandor re-filed a complaint for personal injury, compensatory and punitive damages against us and Drs. Gottfried Lemperle, Stefan Lemperle and Steven Cohen. The complaint sets forth various causes of action and alleges that Dr. Gottfried Lemperle administered injections of a product of ours in violation of medical licensure laws, that the product was defective and unsafe in that it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. Ms. Sandor is seeking damages in an unspecified amount for special and actual damages, medical and incidental expenses, incidental and consequential damages, punitive and exemplary damages, reasonable attorney’s fees and costs of litigation. We have filed a demurrer to the complaint and written discovery has commenced in this matter. Negative publicity surrounding these events and this case may harm our business and negatively impact the price of our stock. Additionally, if it is determined that either Dr. Gottfried Lemperle or Dr. Stefan Lemperle did not act in their individual capacities or that we are liable because of the actions of Dr. Cohen, we may need to pay damages, which would reduce resources we intend to use to support our operations.
To limit our product liability exposure, we have developed a physician training and education program. We cannot provide any assurance that our training and education program will help avoid complications resulting from the administration of ArteFill. In addition, although we intend to sell our product only to physicians, we will not be able to control whether other medical professionals, such as nurse practitioners or other cosmetic specialists, administer ArteFill to their patients, and we may be unsuccessful at avoiding significant liability exposure as a result. We maintain product liability insurance in an amount up to $20 million in the aggregate, but any insurance we maintain may not sufficient to provide coverage against any asserted claims. In addition, we may be unable to maintain our insurance or obtain insurance in the future on acceptable terms, or at all. In addition, regardless of merit or eventual outcome, product liability and other claims may result in:
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
During negotiations with the parties involved in the litigation with Elizabeth Sandor discussed above, Dr. Gottfried Lemperle’s counsel informed us that she had contacted an investigator at the FDA’s Office of Criminal Investigations to determine whether any investigation of Dr. Gottfried Lemperle was ongoing. She also informed us that the FDA investigator had informed her that the FDA has an open investigation regarding us, Dr. Gottfried Lemperle and Dr. Stefan Lemperle, that the investigation had been ongoing for many months, that the investigation would not be completed within six months, and that at such time the investigation is completed, it could be referred to the U.S. Attorney’s office for criminal prosecution. In November 2006, we contacted the FDA’s Office of Criminal Investigations. That office confirmed the ongoing investigation but declined to provide any details of the investigation, including the timing, status, scope or targets of the investigation. We contacted the FDA’s Office of Criminal Investigations again in February 2008. The Office of Criminal Investigations again confirmed that an investigation is ongoing and has been referred to the U.S. Attorney’s office, but did not provide any additional information regarding this investigation or whether the U.S. Attorney’s office will commence an action.
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
Our U.S. clinical trial demonstrated the efficacy of ArteFill for the treatment of nasolabial folds, or smile lines, at primary efficacy endpoints of up to six months by comparison to the control products. As a result, the FDA requires us to label, advertise and promote ArteFill only for the treatment of nasolabial folds with an efficacy of six months. This limitation restricts our ability to market or advertise ArteFill and could negatively affect our growth. If we wish to market and promote ArteFill for other indications or claim efficacy benefits beyond six months, we may have to conduct further clinical trials or studies to gather clinical information for submission to the FDA, which would be costly and take a number of years. In early 2007, we completed a five-year follow-up study of 145 patients who were treated with ArteFill in our U.S. clinical trial. Dr. Mark G. Rubin, presented the results of this study at a meeting of the American Academy of Dermatology in Washington, D.C. in February 2007. We submitted the results of the five-year follow-up study to the FDA in March 2007 to seek approval to enhance product labeling that would allow us to claim efficacy benefits of ArteFill beyond six months. The FDA issued several comments to our submission and requested additional information, which we have provided. There can be no assurance, that we will be successful in obtaining FDA approval to claim that the aesthetic benefits of ArteFill extend beyond six months or to expand our product labeling to cover additional indications. Without FDA approval to market ArteFill beyond six months, physicians may be slow to adopt ArteFill.
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
Our business may be disrupted, we may experience increased operating costs and the attention of our management may be diverted by our acquisition or license of technologies and products.
In July 2004, we acquired assets and intellectual property from FormMed Biomedicals AG in connection with the establishment of our manufacturing facility in Germany. Since the completion of this acquisition, we have spent approximately $750,000 to improve and upgrade the physical facilities, manufacturing processes and quality control systems at that facility to be in compliance with both U.S. and international regulatory quality requirements. In July 2008, we entered into a Distribution

Agreement with Anika Therapeutics, Inc. under which we obtained an exclusive right to market Elevess, Anika’s FDA-approved temporary dermal filler, in the United States. The initial term of the Agreement runs through December 31, 2010, but may be automatically extended through December 31, 2012 upon our satisfaction of certain marketing and sales conditions, as well as a one-time extension payment. In the Agreement, we agreed to use commercially reasonable efforts to market and sell Elevess and to purchase a minimum amount of Elevess during each year of the Agreement.
We intend to pursue the acquisition or license of additional products and technologies in the future. Any acquisitions or licensing arrangements will require the assimilation of new products into our sales and marketing organization and may require the assimilation of the operationsand personnel of the acquired businesses and the training and motivation of these individuals. Acquisitions and licensing arrangements may disrupt our operations, add additional operating expenses and divert our management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may need to incur debt or issue equity securities to pay for or maintain our rights under any future acquisitions or licensing arrangements. The issuance of equity securities for an acquisition or licensing arrangement could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. We may not realize the intended benefits of any acquisitions or license arrangements if management is unable to fully integrate the acquired or licensed businesses, products, technologies or personnel with our existing operations, and control any additional operating costs as a result of such transactions.
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
Protection of intellectual property is highly uncertain and involves complex legal and scientific questions. It may be difficult to obtain additional patents relating to our products or technology. Furthermore, any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.
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
In October 2005, we and Dr. Martin Lemperle, the brother of Dr. Stefan M. Lemperle, our former Chief Executive Officer and a former director, entered into a settlement and license agreement with BioForm Medical, Inc. and BioForm Medical Europe B.V., or the BioForm entities, pursuant to which all outstanding disputes and litigation matters among the parties were settled. In connection with the settlement, we granted to the BioForm entities, which are competitors of us, an exclusive, world-wide, royalty-bearing license under certain of our patents to make and sell implant products containing calcium hydroxylapatite, or CaHA, particles and a non-exclusive, world-wide, royalty-bearing license under the same patents to make and sell certain other non-polymeric implant products. In September 2007, we entered into a second license agreement with the BioForm entities. Under the second agreement, the BioForm entities elected to pre-pay all future royalty obligations to us by making two payments totaling $5.5 million. These payments satisfied any future royalty obligation of the BioForm entities to us under the settlement and license agreement. Our license grants allow BioForm to market and sell its Radiesse and Coaptite® products and other potential future products. Sale of these products by BioForm may impair our ability to generate revenues from sales of ArteFill. In addition, if we become involved in litigation or if third parties infringe or threaten to infringe our intellectual property rights in the future, we may choose to make further license grants with respect to our technology, which could further harm our ability to market and sell ArteFill.
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
Although we acquired all of the international intellectual property rights related to Artecoll and the ArteFill technology platform in 2004, we are aware that third parties located in Germany, the Netherlands and Canada have in the past, and may be currently, manufacturing and selling products for the treatment of facial wrinkles under the name Artecoll or ArteSense outside the United States. Following the establishment of ArteFill in the United States, we plan to explore opportunities to market and sell ArteFill in select international markets. To successfully enter into these markets and achieve desired revenues internationally, we may need to enforce our patent and trademark rights against third parties that we believe may be infringing on our rights. We have recently sent cease and desist letters to the entities we have knowledge of that are manufacturing and distributing PMMA-based dermal fillers that we believe infringe our patent, and have forwarded such letters to the appropriate European authorities.
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
Our operations may be directly or indirectly affected by various broad state healthcare fraud and abuse laws. In particular, our activities with respect to ArteFill and Elevess will potentially be subject to anti-kickback laws in some states, which prohibit the giving or receiving of remuneration to induce the purchase or prescription of goods or services, regardless of who pays for the goods or services. These laws, sometimes referred to as all-payor anti-kickback statutes, could be construed to apply to certain of our sales and marketing and physician training and support activities. In particular, our provision of practice support services such as marketing or promotional activities offered to trained and accredited physicians could be construed as an economic benefit to these physicians that constitutes an unlawful inducement of the physicians to recommend ArteFill or Elevess to their patients. If our operations, including our anticipated business relationships with physicians who use ArteFill or Elevess, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines and imprisonment. If enforcement action were to occur, our business and financial condition would be harmed.
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
As of June 30, 2008, we had reserved approximately 9.3 million shares of our common stock for potential issuance upon the exercise of warrants and options (including outstanding warrants to purchase common stock, options already granted under our stock option plans, non-plan stock options already granted and shares reserved for future grant under our stock option plans), which represented approximately 36% of our common stock on a fully diluted basis (assuming the exercise of all outstanding warrants and options). Of the 9.6 million shares of common stock reserved at June 30, 2008, 3.3 million shares of common stock are reserved for outstanding stock options at a weighted average exercise price of $5.20 per share; 4.1 million shares of common stock are reserved for outstanding warrants to purchase common stock (after considering the impact of the warrant holder elections eliminating the automatic expiration and extending the terms of the warrants upon the closing of our initial public offering), at a weighted average exercise price $6.07 per share; and 1.8 million shares of common stock are reserved for future stock option grants under our 2006 Equity Incentive Plan. The issuance of these additional shares could dilute your ownership interest in our company.
Our certificate of incorporation, our bylaws, our stockholder rights plan and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:
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
In addition, on May 29, 2008, our Board of Directors adopted a stockholders rights plan. Under the plan, the Board declared a dividend distribution of one “Right” for each outstanding share of our common stock to stockholders of record as of the close of business on June 23, 2008. Since that time, we have issued and will continue to issue one Right with each newly issued share of common stock. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A participating preferred stock at a purchase price of $50.00 per one-thousandth of a share, subject to adjustment. In general, under the plan, if a person or affiliated group acquires beneficial ownership of 20% or more of our shares of common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of our common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Right. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Right. The Board also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. We may redeem the Rights at a price of $0.00001 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on June 12, 2018.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Exhibit
number	Description

3.4 (1)	Amended and Restated Certificate of Incorporation.

3.6 (1)	Amended and Restated Bylaws.

3.7 (1)	Certificate of Amendment to Amended and Restated Bylaws.

3.8(3)	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (1)	Amended and Restated Investor Rights Agreement dated June 23, 2006, by and among us and the holders of our preferred stock listed on Schedule A thereto.

4.3 (1)#	Form of warrant to purchase common stock, issued to employees, consultants and service providers.

4.4 (1)#	Amended warrant to purchase up to 650,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.5 (1)	Form of warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction.

4.6 (1)	Form of warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction.

4.7 (1)	Form of warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing.

4.8 (1)	Form of warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction.

4.9 (1)	Warrant to purchase 200,000 shares of Series E preferred stock issued to Legg Mason Wood Walker, Inc. on December 22, 2005.

4.10 (1)	Form of warrant to purchase Series E preferred stock issued to certain investors in our Series E preferred stock financing.

4.11(1)	Form of warrant to purchase Series E preferred stock issued to National Securities Corporation in consideration for placement agent services provided to us in our Series E preferred stock financing.

4.12 (1)#	Amended warrant to purchase up to 150,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.13 (1)#	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to employees, consultants and service providers, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.14 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.15 (1)	Amendment dated June 23, 2006, to warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.16 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.17 (1)	Amendment dated June 23, 2006, to warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.18 (1)	Warrant to purchase 28,235 shares of Series E preferred stock issued to Comerica Bank on November 27, 2006.

4.19 (2) †	Investor Rights Agreement, dated February 12, 2008, by and between us and CHRP.

4.20 (2) †	Warrant to purchase 1,300,000 shares of common stock issued to CHRP on February 12, 2008.

4.21 (2) †	Warrant to purchase 375,000 shares of common stock issued to CHRP on February 12, 2008.

Exhibit	Exhibit
number	Description

4.22(3)	Preferred Shares Rights Agreement, dated June 13, 2008, by and between us and Mellon Investor Services LLC.

10.49†	Distribution Agreement, dated July 7, 2008, by and between us and Anika Therapeutics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

#	Indicates management contract or compensatory plan.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

(1)	Incorporated by reference to the same numbered exhibit filed with or incorporated by reference in our Registration Statement on Form S-1 (File No. 333-134086), dated December 19, 2006.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 001-33205), dated March 14, 2008.

(3)	Incorporated by reference to the same named exhibit filed with our Registration Statement on Form 8-A (File No. 000-53281), dated June 16, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Artes Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artes Medical, Inc.
Date: August 11, 2008	By:	\s\ Christopher J. Reinhard
Christopher J. Reinhard
Executive Chairman of the Board

Date: August 11, 2008	By:	\s\ Michael K. Green
Michael K. Green
Chief Financial Officer