Form 10-Q
period 2008-09-30
ARTES MEDICAL INC
filed 2008-11-10
CIK 1351197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2008, there were 19,742,285 shares of the registrant’s common stock outstanding.

ARTES MEDICAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Artes Medical, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$5,858	$20,293
Accounts receivable, net	1,470	792
Inventories, net	6,075	5,528
Other current assets	790	1,044

Total Current Assets	14,193	27,657
Property and equipment, net	5,798	5,034
Intangibles, net	1,255	2,385
Other assets	604	645

Total Assets	$21,850	$35,721

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$6,132	$3,074
Accrued compensation and benefits	1,571	1,802
Revenue interest financing, current portion	1,775	—
Term note payable, current portion	—	1,250
Revolving credit line	—	5,000
Other current liabilities	120	42

Total Current Liabilities	9,598	11,168

Revenue interest financing, less current portion (net of discount of $1,016)	13,391	—
Note payable (net of discount of $779)	5,721	—
Term note payable (net of discount of $165)	—	2,231
Deferred tax liability	316	915
Other liabilities	2,051	783
Commitments and Contingencies
Stockholders’ Equity (Deficit):
Series A Participating Preferred Stock, $0.001 par value, 200,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 19,742,285 and 16,514,163 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20	17
Additional paid-in capital	132,501	126,894
Accumulated deficit	(141,748)	(106,287)

Total Stockholders’ Equity (Deficit)	(9,227)	20,624

Total Liabilities and Stockholders’ Equity (Deficit)	$21,850	$35,721

See accompanying notes to condensed consolidated financial statements.

Artes Medical, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$2,261	$1,220	$7,095	$4,716
License fees	—	5,500	—	6,232

	2,261	6,720	7,095	10,948

Cost of product sales	2,343	3,002	7,404	6,880

Gross profit (loss)	(82)	3,718	(309)	4,068

Operating expenses:
Selling and marketing	4,347	2,846	14,673	8,252
General and administrative	2,943	3,022	10,530	9,513
Research and development	3,088	1,541	7,865	3,709

	10,378	7,409	33,068	21,474

Loss from operations	(10,460)	(3,691)	(33,377)	(17,406)

Other income (expense):
Interest expense	(1,063)	(342)	(2,755)	(873)
Interest income	20	310	219	1,181
Other income (expense), net	227	(10)	235	—

Loss before benefit from income taxes	(11,276)	(3,733)	(35,678)	(17,098)

Benefit from income taxes	70	51	217	151

Net loss	$(11,206)	$(3,682)	$(35,461)	$(16,947)

Basic and diluted net loss per share	$(0.67)	$(0.22)	$(2.14)	$(1.03)

Basic and diluted weighted average shares	16,654,516	16,493,767	16,561,289	16,444,915

See accompanying notes to condensed consolidated financial statements.

Artes Medical, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(35,461)	$(16,947)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,810	1,983
Bad debt expense	120	29
Benefit from income taxes	(226)	(142)
Stock-based compensation	2,357	2,772
Financing arrangements and notes payable (non-cash)	1,958	111
Other liabilities	323	(39)
Changes in assets and liabilities:
Accounts receivable	(798)	(308)
Inventories	(547)	(1,785)
Other current assets	254	(5,852)
Accounts payable and accrued expenses	4,117	(681)
Accrued compensation and benefits	(231)	(776)

Net cash used by operating activities	(26,324)	(21,635)

Cash flows from investing activities:
Purchases of property and equipment	(1,833)	(783)
Other assets	41	(411)

Net cash used for investing activities	(1,792)	(1,194)

Cash flows from financing activities:
Proceeds from revenue interest financing, net	14,491	—
Proceeds from note payable	6,500	—
Proceeds from issuance of common stock, net	2,044	—
Payments on term note payable	(8,646)	(938)
Payments on revenue interest financing	(687)	—
Miscellaneous payments	(21)	(46)
Proceeds from exercise of stock options and warrants	—	536

Net cash provided by (used for) financing activities	13,681	(448)

Net decrease in cash and cash equivalents	(14,435)	(23,277)

Cash and cash equivalents — beginning of period	20,293	46,258

Cash and cash equivalents — end of period	$5,858	$22,981

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,177	$762

Fair value of embedded derivatives	$286	$—

See accompanying notes to condensed consolidated financial statements.

Artes Medical, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States (GAAP). The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary Artes Medical Germany GHMB. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
Note 2 — Financial Resources
The Company has a history of recurring losses from operations and as of September 30, 2008, has an accumulated deficit of $141.7 million; cash and cash equivalents of $5.9 million and working capital of $4.6 million. The Company has an immediate need to raise additional cash funding to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s successful transition to achieving and maintaining profitable operations is dependent upon a number of factors, including its success in raising additional funds to support its operations, achieving a level of revenues adequate to support its cost structure, and its ability to reduce and control its operating expenses. In April 2008, the Company initiated a plan to significantly reduce certain administrative and operating expenses to realign the Company’s overall cost structure to its revised operating plan for fiscal 2008. As part of this cost containment plan, the Company had a reduction in force of approximately 15%. Additionally, in August 2008, the Company decided to outsource its research and development activities, as part of the ongoing transition from a research and development stage company to a sales and marketing based company.
In addition to the capital raised in September 2008 and February 2008 (See Note 4), the Company is seeking additional debt or equity financing to support its operations. There can be no assurances that there will be adequate financing available to the Company on acceptable terms or at all. Further, the cost reduction measures the Company has taken may not be successful and the Company’s actual revenues may not meet its expectations. If the Company is unable to obtain additional financing, and achieve its forecasted revenues during the remainder of 2008, the Company will need to begin curtailing or reorienting its operations, which will have a material adverse effect on the Company’s ability to achieve its business objectives.
Note 3 — Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$1,242	$1,147
Work in process	4,171	6,017
Finished goods	1,395	602

	6,808	7,766
Less: Reserve for excess and obsolete inventory	(733)	(2,238)

	$6,075	$5,528

Note 4 — 2008 Financing Transactions
Equity Financing — In September 2008, the Company completed a private financing with accredited investors raising approximately $2.4 million in gross proceeds from a private placement of its common stock and related warrants. Pursuant to the financing, the Company issued 2,735,817 shares of common stock at a purchase price of $0.73 per share. The Company also issued to the investors warrants to purchase an additional 1,367,916 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable no sooner than six months following the closing of the private placement and will expire on March 26, 2014. In addition, the Company issued 497,228 shares of common stock at a purchase price of $0.8125 per share and warrants to purchase 248,616 shares of common stock, at an exercise price of $0.75 per share, to investors who may be deemed to be affiliated with a member of the Company’s board of directors.
In connection with the financing, the Company has agreed, subject to certain terms and conditions, to provide piggyback registration rights with respect to the resale of the shares purchased and the shares issuable upon exercise of the warrants. Also, the Company paid its placement agent a cash fee equal to 8% of the aggregate proceeds raised in the financing. The 8% placement fee and other costs totaling $0.3 million were recorded as issuance costs and netted against the proceeds. The Company also issued warrants to its placement agent to purchase up to 218,865 shares of common stock at an exercise price of $0.73 per share, up to 129,322 shares of common stock at an exercise price of $0.75 and up to 39,778 shares of common stock at an exercise price of $0.8125 per share.
Cowen Healthcare Royalty Partners, L.P. (“CHRP”) - In January 2008, the Company entered into a financing arrangement with CHRP to raise $21.5 million (the “Financing”), and the potential for an additional $1.0 million in 2009 contingent upon the Company’s satisfaction of a net product sales milestone. The Company is using the proceeds to expand both its dedicated U.S. sales force and consumer outreach programs. In February 2008, the Company repaid the total amount due of $8.6 million to Comerica Bank under a term loan and terminated its line of credit facility. After the Comerica Bank payment and the payment of certain transaction expenses, the Company received net proceeds of $12.3 million from the Financing.

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
The Company recorded the estimated fair value of the two embedded derivatives as of the date of the Revenue Agreement in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS No. 133”). The estimated fair value of $286,000 was determined by using a binomial lattice option pricing model. This liability is revalued on a quarterly basis to reflect any changes in the fair value and any gain or loss resulting from the revaluation recorded in earnings. As of September 30, 2008, there was no material change in the estimated fair value of the two embedded derivates.

September 30,
2008
(in thousands)

Revenue interest financing	$16,182
Less: current portion	(1,775)

14,407
Less: Debt discount	(1,016)

Revenue interest financing, long term portion	$13,391

Note and Warrant Agreement - The Company issued to CHRP a 10% senior secured note in the principal amount of $6,5 million. The note has a term of five (5) years and bears interest at 10% per annum, payable monthly in arrears. The Company has the option to prepay all or a portion of the note at a premium.
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
Note 5 — Stock Based Compensation
Stock options and Warrants - For purposes of calculating stock-based compensation under SFAS No. 123(R), the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various sensitive assumptions including expected volatility, expected term and interest rates.
The assumptions used to estimate the fair value of stock options granted to employees and directors during the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Volatility	48%	48%	48%	48%
Risk free interest rate	3.23%	4.75%	3.09%	4.75%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	14%	14%	14%	14%
Expected term (years)	6.0	6.0	6.0	6.0

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin (SAB) No. 110. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available and the Company’s historical volatility. The estimated forfeiture rate is based on historical data for forfeitures and the Company is recognizing compensation expense only for those equity awards expected to vest.
The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2008 and 2007 was $0.74 and $0.94, and $3.29 and $3.73 per share, respectively.
During the three and nine months ended September 30, 2008 and 2007, the Company recorded approximately $503,000 and $2,093,000, and $866,000 and $2,326,000 respectively, of stock compensation expense under SFAS No. 123(R).
Total unrecognized stock-based compensation costs related to non-vested stock options at September 30, 2008 was approximately $4,910,000. This unrecognized cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.64 years.
Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the stock options vest and are recognized as expense over the related service period. During the three and nine months ended September 30, 2008 and 2007, the Company recognized $3,000 and $142,000, and $41,000 and $131,000 respectively, for stock options and warrants issued to non-employees.
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
During the three and nine months ended September 30, 2008 and 2007, the Company recognized $66,000 and $264,000, and $147,000 and $446,000 respectively, in amortization of deferred stock-based compensation which was provided for prior to the adoption of SFAS No. 123(R).
Unrecognized deferred stock-based compensation related to non-vested stock option and warrant awards granted prior to January 1, 2006 was approximately $304,000 at September 30, 2008. The expected future amortization expense for deferred stock-based compensation is $62,000 in 2008 and $242,000 in 2009.
The Company has included stock-based compensation expense in the statement of operations for all stock-based compensation arrangements as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Capitalized to inventory	$119	$159	$407	$408
Research and development expense	$65	$134	$402	$339
Sales, general and administrative expense	$385	$720	$1,548	$2,025
Net effect on basic and diluted net loss per share	$0.03	$0.05	$0.12	$0.14

Note 6 — Net Loss per Share
The following table shows the historical outstanding anti-dilutive securities that have not been included in the diluted net loss per share calculation:

	September 30,	September 30,
	2008	2007
Warrants to purchase common stock	5,582,638	2,445,638
Options to purchase common stock	2,954,450	3,147,140
Restricted stock units	12,500	—

	8,549,588	5,592,778

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
Note 8 — Fair Value Measurement
The Company applies fair value accounting to its derivatives in accordance with SFAS No. 133. These derivatives related to our Financing Arrangement with CHRP (see Note 4). The following table shows the fair value measurement for this and other financial assets at September 30, 2008 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands).

		Quoted Price in		Significant
		Active Markets for	Significant Other	Unobservable
	Asset Total	Identical Assets	Observable Inputs	Inputs
Description	(In Thousands)	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,858	$5,858	$—	$—

Derivatives	$286	$—	$—	$286
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

Asset classes that fall within the Level 3 fair value hierarchy are those assets whose fair value assumptions are based on the Company’s information.
The Company did not have any transfers between levels during the quarter or any changes in the fair value of its level 3 derivative.
Note 9 — Distribution Agreement
On July 7, 2008, the Company entered into a Distribution Agreement with Anika Therapeutics, Inc. (“Anika”) under which the Company obtained an exclusive right to market and sell Anika’s FDA-approved Elevess® temporary dermal filler product in the United States. Elevess is a hyaluronic acid (HA) based filler formulated with Lidocaine for patient comfort and used for the correction of facial wrinkles and folds. Under the Distribution Agreement, Anika manufactures and supplies Elevess to the Company. The Company commenced shipping Elevess in August, 2008.
Note 10 — Commitments and Contingencies
On September 4, 2008, a derivative action was filed by a stockholder, Barry Rubin, against certain of our current and former officers, and directors in San Diego Superior Court, Case No. 37-2008-00091039-CU-NP-CTL. The Company recently removed the case to federal court (U.S. District Court for the Southern District of California, Case No. 3:08-cv-1820 W JMA). The claims made in this lawsuit contain gross errors of fact, and the Company considers it to be frivolous and will contest it vigorously. On October 24, 2008 the Company filed a motion to dismiss this suit. The Company is covered by a claims-made liability insurance policy, subject to a deductible, which it believes will satisfy any potential liability of the Company resulting from this litigation. The claims made in this lawsuit are strikingly similar to claims made in a non-management preliminary proxy statement filed by a stockholder, H. Michael Shack, on August 11, 2008. The Company believes the Rubin lawsuit was filed to support Shack’s efforts.
On August 29, 2008, the Company filed suit in San Diego Superior Court against Stefan Lemperle and Gottfried Lemperle, former officers of the Company, for, among other things, breach of contract, fraudulent inducement and intentional and negligent interference with prospective economic advantage. The Company’s claims are based on the defendants’ attempts to interfere with the Company’s management and operations by causing and supporting the filing of the Shack proxy statement. The Company amended the complaint on October 23, 2008 to include recent activity by the Lemperles, the proxy organizer and others relating to improper proxy solicitation conduct, filing of law suits having no merit and other misconduct intended to harm the Company financially and to interfere with its annual stockholders meeting and its business affairs.
The Company is also, from time to time, subject to legal proceedings and claims which arise in the normal course of business. In management’s opinion, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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
On July 7, 2008, we entered into a Distribution Agreement with Anika Therapeutics, Inc. (“Anika”) under which we obtained an exclusive right to market and sell Anika’s FDA-approved Elevess® temporary dermal filler product in the United States. Elevess is a hyaluronic acid (HA) based filler formulated with Lidocaine for patient comfort and used for the correction of facial wrinkles and folds. Under the Distribution Agreement, Anika will manufacture and supply us with Elevess. We began shipping Elevess in August 2008.
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
For further information about our critical accounting policies and estimates, see discussion under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008.
Results of Operations
Comparison of the Three Months Ended September 30, 2008 and 2007
Revenues. Our product sales for the third quarter of 2008 increased by $1.1 million or 85% to $2.3 million from the third quarter of 2007. The increase resulted from the planned expansion of our field sales force to 42 sales representatives in March of 2008, increased consumer marketing activities and promotional programs, a continued increase in the number of Artefill trained physicians, and launch of Elevess, our new FDA-approved temporary dermal filler manufactured by Anika. Our increase in product sales during the third quarter of 2008 was offset by a decrease in license fee revenue of $5.5 million in the third quarter of 2007 which represented a one-time payment from a licensee.
Cost of product sales. Our cost of product sales as a percentage of our net sales was 104% during the third quarter of 2008 compared to 246% during the third quarter of 2007. This resulted in a negative gross profit on product sales for the third quarter of 2008 of ($82) thousand compared to a negative ($1.8) million for the third quarter of 2007. The higher gross profit on product sales is a direct result of the increase in our product sales during the second quarter of 2008 and the fact that a significant portion of our manufacturing costs are fixed.
Selling and marketing. Our selling and marketing expenses increased by $1.5 million or 53% to $4.3 million during the third quarter of 2008 as compared to the third quarter of 2007. The increase is due to a concerted effort to increase selling and marketing efforts through a combination of an increase in the number of field sales representatives and an increase in the amount consumer advertising and promotional programs, as well as costs in connection with the launch of Elevess. Our selling and marketing expenses as a percentage of our net product sales were 192% and 233% during the third quarter of 2008 and 2007, respectively.
General and administrative. Our general and administrative expenses during the third quarter of 2008 decreased by $79 thousand or 3% to $2.9 million as compared to the third quarter of 2007. The decrease is primarily due a reduction in personnel and related salaries. Our general and administrative expenses as a percentage of our net product sales were 130% and 248% during the third quarter of 2008 and 2007, respectively.
Research and development. Our research and development expenses increased by $1.5 million or 100% to $3.1 million during the third quarter of 2008 as compared to the third quarter of 2007. The increase is due primarily to increased expenses related to the initiation of a five year post-marketing safety study, initiation of a skin test removal study and product development activities. As of September 30, approximately 1,000 patients were enrolled in the five-year post marketing study and approximately 500 patients were enrolled in the skin test removal study. These studies were essentially fully enrolled at September 30, 2008. Our research and development expenses as a percentage of our net product sales were 137% and 126% during the third quarter of 2008 and 2007, respectively. In August 2008, we decided to outsource our research and development activities, and as a result of this decision, and completion of enrollment in the five year post-marketing safety study and the skin test removal study, Research and Development expenses are expected to decrease during coming quarters.
Interest, net. Our net interest expense increased by $1.0 million to $1.0 million during the third quarter of 2008 as compared to the third quarter of 2007. The increase is due to interest expense incurred under the new financing agreements with CHRP and lower interest income earned on our cash balances.
Other income, net Our other income increased by $0.2 million to $0.2 million during the third quarter of 2008 as compared to the third quarter of 2007. The increase is due to an insurance settlement for product damaged in transit.

Comparison of the Nine Months Ended September 30, 2008 and 2007.
Revenues. Our product sales for the nine months ended September 30, 2008 increased by $2.4 million or 50% to $7.1 million from the nine months ended September 30, 2007. The increase resulted from the planned expansion of our field sales force to 42 sales representatives in March of 2008, increased consumer marketing activities and promotional programs, a continued increase in the number of Artefill trained physicians and launch of Elevess, our new FDA-approved temporary dermal filler manufactured by Anika. Our increase in product sales during the nine months ended September 30, 2008 was partially offset by a decrease in license fee revenue of $6.2 million for non-recurring payments from a licensee.
Cost of product sales. Our cost of product sales as a percentage of our net sales was 104% during the nine months ended September 30, 2008 compared to 146% during the nine months ended September 30, 2007. This resulted in a negative gross profit on product sales for the nine months ended September 30, 2008 of ($0.3) million compared to ($2.2) million for the nine months ended September 30, 2007. The higher gross profit is primarily due to the increase in our product sales during the nine months ended September 30, 2008, and the fact that a significant portion of our manufacturing costs are fixed. During the first quarter of 2008 we expensed an excess capacity charge of $1.1 million related to adjustments in our inventory management process, which we believe will allow us to be both more responsive to market needs and maximize the shelf life of product shipped to our customers.
Selling and marketing. Our selling and marketing expenses increased by $6.4 million or 78% to $14.7 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase is due to a concerted effort to increase selling and marketing efforts through a combination of an increase in the number of field sales representatives and an increase in the amount consumer advertising and promotional programs. Our selling and marketing expenses as a percentage of our product net sales were 207% and 175% during the nine months ended September 30, 2008 and 2007, respectively.
General and administrative. Our general and administrative expenses during the nine months ended September 30, 2008 increased by $1.0 million or 11% to $10.5 million as compared to the nine months ended September 30, 2007. The increase is primarily due to severance expenses partially offset by a reduction in personnel and related salaries. Our general and administrative expenses as a percentage of our net sales were 148% and 202% during the nine moths ended September 30, 2008 and 2007, respectively.
Research and development. Our research and development expenses increased by $4.2 million or 112% to $7.9 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase is due primarily to increased expenses related to the initiation of a five year post-marketing safety study, initiation of a skin test removal study and product development activities. As of September 30, approximately 1,000 patients were enrolled in the five-year post marketing study and approximately 500 patients were enrolled in the skin test removal study. These studies were essentially fully enrolled at September 30, 2008. Our research and development expenses as a percentage of our net product sales were 111% and 79% during the third quarter of 2008 and 2007, respectively. In August 2008, we decided to outsource our research and development activities, and as a result of this decision, and completion of enrollment in the five year post-marketing safety study and the skin test removal study, Research and Development expenses are expected to decrease during coming quarters.
Interest, net. Our net interest expense increased by $2.8 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase is due to interest expense incurred under the new financing agreements with CHRP and lower interest income earned on our cash balances.
Other income, net Our other income increased by $0.2 million to $0.2 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase is due to an insurance settlement for product damaged product in transit.
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

We have a history of recurring losses from operations, and as of September 30, 2008, had an accumulated deficit of $141.7 million, cash and cash equivalents of $5.9 million and working capital of $4.6 million. We have an immediate need to raise additional funding to support our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Our successful transition to achieving and maintaining profitable operations is dependent upon a number of factors, including our success in raising additional funds to support our operations, achieving a level of revenues adequate to support our cost structure, and our ability to reduce and control our operating expenses. In April 2008, we initiated a plan to significantly reduce certain administrative and operating expenses to realign our overall cost structure to our revised operating plan for fiscal 2008. As part of this cost containment plan, we had a reduction in force of approximately 15%. Additionally, in August 2008, we decided to outsource our research and development activities, as part of the ongoing transition from a research and development stage Company to a sales and marketing based Company.
In addition to the capital raised in September 2008 and February 2008, we are seeking additional debt or equity financing to support our operations. There can be no assurances that there will be adequate financing available to us on acceptable terms or at all. Further, the cost reduction measures we have taken may not be successful and our actual revenues may not meet our expectations. If we are unable to obtain additional financing, and achieve our forecasted revenues during the remainder of 2008, we will need to begin curtailing or reorienting our operations, which will have a material adverse effect on our ability to achieve our business objectives.
We believe that our cash and cash equivalents at September 30, 2008, together with the interest thereon, proceeds from product sales, along with our recent and planned future reduction of operating costs, will be sufficient to meet our anticipated cash requirements through the end of 2008.
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

Net cash used by operating activities was $26.3 million during the nine months ended September 30, 2008 compared to $21.6 million for the nine months ended September 30, 2007, an increase of $4.7 million. The increase in cash used was due primarily to the Company’s expanded sales force and accelerated marketing initiatives to commercialize and sell ArteFill, as well as costs associated with our five-year post-marketing efficacy study and costs associated with our 2008 reduction in force. Included in net cash used by operating activities are cash disbursements of approximately $2.4 million in connection with our five-year post-marketing efficacy study and our skin test removal study for the nine months ended September 30, 2008, which we expect to decrease in future periods, and $1.2 million in non-recurring severance payments associated with our 2008 reduction in force.
In September 2008, we completed a private financing with accredited investors raising approximately $2.4 million in gross proceeds from a private placement of its common stock and related warrants..
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
As part of the financing, we also entered into a Note and Warrant Agreement with CHRP pursuant to which we issued CHRP a 10% senior secured note in the principal amount of $6.5 million. The note has a term of five (5) years and bears interest at 10% per annum, payable monthly in arrears. We have the option to prepay all or a portion of the note at a premium.
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
The primary objective of our cash management activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. As of September 30, 2008, we had cash and cash equivalents in a bank operating account that provides daily liquidity and through an overnight sweep account that is a money market mutual fund and invests primarily in money market investments and corporate and U.S. government debt securities. Due to the liquidity of our cash and cash equivalents, a 1% movement in market interest rates would not have a material impact on the total value of our cash, cash equivalents and investment securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.
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
Changes in Internal Control over Financial Reporting.
During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumventions or overriding of controls. Consequently, even effective internal controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Barry Rubin Litigation — On September 4, 2008, a derivative action was filed by a stockholder, Barry Rubin, against our officers and directors in San Diego Superior Court, Case No. 37-2008-00091039-CU-NP-CTL. The Company recently removed the case to federal court (U.S. District Court for the Southern District of California, Case No. 3:08-cv-1820 W JMA). The claims made in this lawsuit contain gross errors of fact, and the Company considers it to be frivolous and will contest it vigorously. On October 24, 2008 the Company filed a motion to dismiss this suit. The Company is covered by a claims-made liability insurance policy, which it believes will satisfy any material potential liability of the Company resulting from this litigation.
The claims made in this lawsuit are strikingly similar to claims made in a non-management preliminary proxy statement filed by a stockholder, H. Michael Shack, on August 11, 2008. The Company believes the Rubin lawsuit was filed to support Shack’s efforts.
On August 29, 2008, the Company filed suit in San Diego Superior Court against Stefan Lemperle and Gottfried Lemperle, former officers of the Company, for, among other things, breach of contract, fraudulent inducement and intentional and negligent interference with prospective economic advantage. The Company’s claims are based on the defendants’ attempts to interfere with the Company’s management and operations by causing and supporting the filing of the Shack proxy statement. The Company amended the complaint on October 23, 2008 to include recent activity by the Lemperles, the proxy organizer and others relating to improper proxy solicitation conduct, filing of law suits having no merit and other misconduct intended to harm the Company financially and to interfere with its annual stockholders meeting and its business affairs.
Sandor Litigation — We disclosed information relating to the Sandor Litigation in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008. Since that date, discovery has commenced in the case, and the plaintiff has been deposed.
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
Prior our commercial launch of ArteFill during the first quarter of 2007, we were a development stage company, and devoted substantially all of our efforts to developing and completing clinical trials for ArteFill, acquiring international rights and know-how related to our technology, and establishing our commercial manufacturing capabilities. We have a history of recurring losses from operations, and as of September 30, 2008, we had an accumulated deficit of $141.7 million. For the nine months ended September 30, 2008, we used net cash in operating activities of $26.3 million. We will continue to incur significant sales, marketing and manufacturing expenses in connection with the commercial distribution of ArteFill and Elevess, and expect to incur significant operating losses for the foreseeable future as we continue to expand and maintain our marketing efforts. We cannot predict the extent of our future operating losses and accumulated deficit, and we may never generate sufficient revenues to achieve or sustain profitability. Further, because of our limited commercial operating experience and because the market for injectable aesthetic products is relatively new and rapidly evolving, we have limited insight into the trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which would harm our business.
We need to raise additional funds to support our operations, and these funds may not be available on a timely basis or on acceptable terms.
We believe that our existing cash and cash equivalents, together with the interest thereon, proceeds from sales of ArteFill and Elevess, and the funds received from our September 2008 and February 2008 financing, along with our recent and planned future reduction of operating costs, will be sufficient to meet our anticipated cash requirements through the end of 2008. Our auditors, Ernst & Young LLP, have issued a going concern qualification in their report accompanying our consolidated financial statements for the year ended December 31, 2007, expressing substantial doubt about our ability to continue as a going concern. We will need to raise significant additional capital to support our planned operations. Any future funding transaction may require us to relinquish rights to some of our intellectual property or product royalties, and we may be required to issue securities at a discount to the prevailing market price, resulting in further dilution to our existing stockholders. In addition, depending upon the market price of our common stock at the time of any transaction, we may be required to sell a significant percentage of common stock, potentially requiring a stockholder vote pursuant to Nasdaq rules, which could lead to a significant delay and closing uncertainty. We cannot guarantee that we will be able to complete any such transaction or secure additional capital on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to secure additional capital during the fourth quarter of 2008, we will need to begin curtailing or reorienting our business activities and may be unable to sustain operations, and you may lose your entire investment in our company. Further, our ability to continue our operations into the first quarter of 2009 with our existing resources depends on the success of the cost reduction measures we have taken and plan to take in the future and our success in meeting our revenue expectations for the remainder of 2008. If the measures we implement to reduce our operating costs are not successful and our revenues do not meet our expectations, we will need to significant curtail or reorient our business activities sooner than planned.
Our debt obligations expose us to risks that could restrict our ability to raise additional funds to support our operations and adversely affect our business, operating results and financial condition.
We have a substantial level of debt. As of September 30, 2008, we had approximately $20.9 million of indebtedness outstanding. We are required to make two principal payments of $7.5 million each in January 2012 and January 2013. To secure these obligations, we granted the holders of our indebtedness a security interest in substantially all of our tangible and intangible assets, including the U.S. rights to ArteFill. In addition, the agreements governing our debt instruments contain negative and other restrictive covenants. The level, the secured nature of our indebtedness and the financial and business restrictions in our agreements with our debt holders, among other things, could:
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
Prior to 2007, we had no prior experience with commercializing any product, and we need to build and maintain a sophisticated sales and marketing organization in order to successfully commercialize ArteFill. We have rapidly increased the size of our direct sales force. We have and intend to continue to target dermatologists, plastic surgeons and cosmetic surgeons whom we have identified as having significant experience with the tunneling injection technique used in ArteFill treatments. Selling ArteFill to physicians requires us to educate them on the comparative advantages of ArteFill over other injectable aesthetic products and alternative treatments. Experienced sales representatives may be difficult to locate and retain, and all new sales representatives will need to undergo extensive training. We anticipate that it will take up to six months for each of our new sales representatives to achieve full productivity, yet we will be incurring the costs of these sales representatives from the date of hire. There is no assurance that we will be able to recruit and retain sufficiently skilled sales representatives, or that any new sales representatives will ultimately become productive. If we are unable to recruit and retain qualified and productive sales personnel, our ability to commercialize ArteFill and to generate revenues will be impaired, and our business and financial prospects will be harmed.
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
In February 2008, we met with the FDA to discuss what data would be needed in order for the FDA to approve treatment with ArteFill without a skin test. Approximately 500 patients were enrolled in the skin test removal study initiated by us. This study was essentially fully enrolled at September 30, 2008. There can be no assurance, however, that any data that we gather will be acceptable by the FDA or sufficient for the FDA to approve treatment with ArteFill without a skin test.
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
Dermatologists, plastic surgeons, cosmetic surgeons and other practitioners who administer ArteFill, as well as patients who have been treated with ArteFill or any of our future products, may bring product liability and other claims against us. In August 2005, Elizabeth Sandor, an individual residing in San Diego, California, filed a complaint against us and two of our former officers, Drs. Gottfried Lemperle, Stefan Lemperle, and Dr. Steven Cohen in the Superior Court of the State of California for the County of San Diego. On June 1, 2006, the parties filed a stipulation to dismiss the case without prejudice and toll the statute of limitations. The court dismissed the case on June 5, 2006 as stipulated by the parties. On December 5, 2007, Ms. Sandor re-filed a complaint for personal injury, compensatory and punitive damages against us and Drs. Gottfried Lemperle, Stefan Lemperle and Steven Cohen. The complaint sets forth various causes of action and alleges that Dr. Gottfried Lemperle administered injections of a product of ours in violation of medical licensure laws, that the product was defective and unsafe in that it had not received FDA approval at the time it was administered to Ms. Sandor, and that Ms. Sandor suffered adverse reactions as a result of the injections. Ms. Sandor is seeking damages in an unspecified amount for special and actual damages, medical and incidental expenses, incidental and consequential damages, punitive and exemplary damages, reasonable attorney’s fees and costs of litigation. We have filed a demurrer to the complaint and discovery has commenced in this matter. Negative publicity surrounding these events and this case may harm our business and negatively impact the price of our stock. Additionally, if it is determined that either Dr. Gottfried Lemperle or Dr. Stefan Lemperle did not act in their individual capacities or that we are liable because of the actions of Dr. Cohen, we may need to pay damages, which would reduce resources we intend to use to support our operations.
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
We are dependent on the efforts of our current key management, including Christopher J. Reinhard, our Executive Chairman of the Board of Directors and Michael K. Green, our Chief Operating Officer and Chief Financial Officer. We have entered into change of control agreements with each of our other executive officers, including Messrs. Reinhard and Green. Although we are not aware of any present intention of these persons to leave our company, any of our key management personnel or other employees may elect to end their employment with us and pursue other opportunities at any time, for any or no reason. In addition, we do not have and have no present intention to obtain key man life insurance on any of our executive officers or key management personnel to mitigate the impact of the loss of any of these individuals. The loss of any of these individuals, or our inability to recruit and train additional key personnel, particularly senior sales and marketing and research and development employees, in a timely manner, could harm our business and our future product revenues and prospects. The market for skilled employees for medical technology and biotechnology companies in San Diego is competitive, and we can provide no assurance that we will be able to locate skilled and qualified employees to replace any of our employees that choose to depart. If we are unable to attract and retain qualified personnel, our business will be significantly harmed.
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
We intend to pursue the acquisition or license of additional products and technologies in the future. Any acquisitions or licensing arrangements will require the assimilation of new products into our sales and marketing organization and may require the assimilation of the operations and personnel of the acquired businesses and the training and motivation of these individuals. Acquisitions and licensing arrangements may disrupt our operations, add additional operating expenses and divert our management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and strategic partners. We may need to incur debt or issue equity securities to pay for or maintain our rights under any future acquisitions or licensing arrangements. The issuance of equity securities for an acquisition or licensing arrangement could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. We may not realize the intended benefits of any acquisitions or license arrangements if management is unable to fully integrate the acquired or licensed businesses, products, technologies or personnel with our existing operations, and control any additional operating costs as a result of such transactions.
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
As of September 30, 2008, we had reserved approximately 10.6 million shares of our common stock for potential issuance upon the exercise of warrants and options (including outstanding warrants to purchase common stock, options already granted under our stock option plans, non-plan stock options already granted and shares reserved for future grant under our stock option plans), which represented approximately 35% of our common stock on a fully diluted basis (assuming the exercise of all outstanding warrants and options). Of the 10.6 million shares of common stock reserved at September 30, 2008, 3.0 million shares of common stock are reserved for outstanding stock options at a weighted average exercise price of $5.16 per share; 5.6 million shares of common stock are reserved for outstanding warrants to purchase common stock (after considering the impact of the warrant holder elections eliminating the automatic expiration and extending the terms of the warrants upon the closing of our initial public offering), at a weighted average exercise price $4.45 per share; and 2.1 million shares of common stock are reserved for future stock option grants under our 2006 Equity Incentive Plan. The issuance of these additional shares could dilute your ownership interest in our company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In September 2008, the Company completed a private financing with accredited investors raising approximately $2.4 million in gross proceeds from a private placement of its common stock and related warrants.
Pursuant to the financing, the Company issued 2,735,817 shares of common stock at a purchase price of $0.73 per share. The Company also issued to the investors warrants to purchase an additional 1,367,916 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable no sooner than six months following the closing of the private placement and will expire on March 26, 2014. In addition, the Company issued 497,228 shares of common stock at a purchase price of $0.8125 per share and warrants to purchase 248,616 shares of common stock, at an exercise price of $0.75 per share, to investors who may be deemed to be affiliated with a member of the Company’s board of directors.
In connection with the financing, the Company has agreed, subject to certain terms and conditions, to provide piggyback registration rights with respect to the resale of the shares purchased and the shares issuable upon exercise of the warrants. Also, the Company paid its placement agent a cash fee equal to 8% of the aggregate proceeds raised in the financing. The 8% placement fee and other costs totaling $0.3 million were recorded as issuance cost and netted against the proceeds. The Company also issued warrants to its placement agent to purchase up to 218,865 shares of common stock at an exercise price of $0.73 per share, up to 129,322 shares of common stock at an exercise price of $0.75 and up to 39,778 shares of common stock at an exercise price of $0.8125 per share.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit	Exhibit
number	Description
3.4 (1)	Amended and Restated Certificate of Incorporation.

3.6 (1)	Amended and Restated Bylaws.

3.7 (1)	Certificate of Amendment to Amended and Restated Bylaws.

3.8(3)	Certificate of Designations of Rights, Preferences and Privileges of Series A Preferred Stock.

4.1 (1)	Specimen common stock certificate.

4.2 (1)	Amended and Restated Investor Rights Agreement dated June 23, 2006, by and among us and the holders of our preferred stock listed on Schedule A thereto.

4.3 (1)#	Form of warrant to purchase common stock, issued to employees, consultants and service providers.

4.4 (1)#	Amended warrant to purchase up to 650,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.5 (1)	Form of warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction.

4.6 (1)	Form of warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction.

4.7 (1)	Form of warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing.

4.8 (1)	Form of warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction.

4.9 (1)	Warrant to purchase 200,000 shares of Series E preferred stock issued to Legg Mason Wood Walker, Inc. on December 22, 2005.

4.10 (1)	Form of warrant to purchase Series E preferred stock issued to certain investors in our Series E preferred stock financing.

4.11(1)	Form of warrant to purchase Series E preferred stock issued to National Securities Corporation in consideration for placement agent services provided to us in our Series E preferred stock financing.

4.12 (1)#	Amended warrant to purchase up to 150,000 shares of common stock, dated June 9, 2006, issued to Christopher J. Reinhard, as corrected.

4.13 (1)#	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to employees, consultants and service providers, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.14 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.15 (1)	Amendment dated June 23, 2006, to warrant to purchase Series C-1 preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.16 (1)	Amendment dated June 23, 2006, to warrant to purchase common stock, issued to certain investors in our Series D preferred stock financing, entered into by us and each of the warrant holders listed on Exhibit A thereto.

4.17 (1)	Amendment dated June 23, 2006, to warrant to purchase Series D preferred stock, issued to certain investors in a bridge loan financing transaction, entered into by us and each of the warrant holders listed on Exhibit A thereto.

Exhibit	Exhibit
number	Description
4.18 (1)	Warrant to purchase 28,235 shares of Series E preferred stock issued to Comerica Bank on November 27, 2006.

4.19 (2) †	Investor Rights Agreement, dated February 12, 2008, by and between us and CHRP.

4.20 (2) †	Warrant to purchase 1,300,000 shares of common stock issued to CHRP on February 12, 2008.

4.21 (2) †	Warrant to purchase 375,000 shares of common stock issued to CHRP on February 12, 2008.

4.22(3)	Preferred Shares Rights Agreement, dated June 13, 2008, by and between us and Mellon Investor Services LLC.

4.23(4)	Form of Warrant re private placement investors.

4.24(4)	Form of Form of Placement Agent Warrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

#	Indicates management contract or compensatory plan.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

(1)	Incorporated by reference to the same numbered exhibit filed with or incorporated by reference in our Registration Statement on Form S-1 (File No. 333-134086), dated December 19, 2006.

(2)	Incorporated by reference to the same numbered exhibit filed with our Annual Report on Form 10-K (File No. 001-33205), dated March 14, 2008.

(3)	Incorporated by reference to the same named exhibit filed with our Registration Statement on Form 8-A (File No. 000-53281), dated June 16, 2008.

(4)	Incorporated by reference to the same named exhibits with our Current Report on Form 8-K, dated September 29, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Artes Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artes Medical, Inc.

Date: November 10, 2008	By:	\s\ Christopher J. Reinhard

Christopher J. Reinhard
Executive Chairman of the Board

Date: November 10, 2008

	By:	\s\ Michael K. Green

Michael K. Green
Chief Financial Officer